Form 10KSB
period 2002-12-31
MEDICAL DEVICE ALLIANCE INC
filed 2003-11-14
CIK 1039500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal years ended December 31, 2002, 2001, 2000, 1999, 1998 and 1997

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-24979

Medical Device Alliance Inc.

(Name of small business issuer in its charter)

Nevada	88-0345058
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5851 West Charleston Blvd.

Las Vegas, Nevada 89146

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (702) 791-2910

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for its most recent fiscal year were $3,627,399.

On November 12, 2003, there were 6,871,529 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

MEDICAL DEVICE ALLIANCE INC.

Annual Report on Form 10-KSB

For the Fiscal Years Ended December 31, 2002, 2001, 2000, 1999, 1998 and 1997

This report contains trademarks and trade names that are the property of Medical Device Alliance Inc. and its subsidiaries, and of other companies, as indicated.

PART I

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: our intentions, beliefs and expectations regarding our future success and results; the timing and success of our clinical trials and regulatory submissions; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements; our operating results; our expectations regarding our revenues and customers; and our distributors and territorial expansion efforts. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see “Risks Related to Our Business.”

Medical Device Alliance Inc. undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-KSB.

ITEM 1.	DESCRIPTION OF BUSINESS

Business Development

Overview

Medical Device Alliance Inc. (“MDA,” “we” or “our company”) was incorporated on September 11, 1995 under the laws of the State of Nevada. Currently, through our majority-owned subsidiary, Parallax Medical, Inc., a Delaware corporation (“Parallax”), we offer a line of products used for the treatment of pain resulting from fractures of the spine due to medical conditions such as osteoporosis. These products are used by physicians to perform a procedure known as vertebroplasty, which is typically performed to treat painful fractures of the spinal column most commonly occurring in the geriatric population.

Receivership

We are currently under receivership (the “Receivership”). By Order of the Eighth Judicial Court of Clark County Nevada (the “Court”), dated June 29, 1999, as amended nunc pro tunc on October 14, 2003 (the “Order”) (the “Receivership Action”), the Court appointed George C. Swarts as our receiver (the “Receiver”). The Court took this action as a result of the case of Robert Ahr, et al. v. Medical Device Alliance Inc., Consolidated Case No. A400852 (the “Ahr Matter”). Subsequent to such appointment, the Receiver, pursuant to Nevada law, assumed all day-to-day management of our company and our assets. As required by Nevada law, the Receiver files reports (each, a “Report”) to the Court to inform the Court of the progress of the Receivership, and the Receiver’s plans for our future.

Company Acquisitions

In November 1996, we formed a wholly-owned subsidiary under the laws of the State of Nevada, LySonix, Inc. (“LySonix”), to market and distribute an ultrasonic system for liposuction, as well as research, develop, market and distribute other surgical devices and products related to liposuction and other types of plastic and reconstructive surgery. Although LySonix has not been formally dissolved, LySonix ceased operations as of June 30, 2002. However, there are two pending product liability lawsuits which were brought against LySonix since LySonix ceased operations. See “Legal Proceedings.”

In December 1996, we formed another wholly-owned subsidiary under the laws of the State of Nevada, MDA Capital, Inc. (“MDAC”), to provide financing for LySonix customers to purchase the LySonix ultrasonic systems for liposuction. Although MDAC has not been formally dissolved, MDAC ceased operations as of June 30, 2002.

Parallax Medical, Inc. (“Parallax”) was initially formed as a corporation under the State of California in April 1997 and reincorporated in the State of Delaware in October 1997. In September of 1998, we acquired Parallax through a stock for stock merger with PX Acquisition Corporation, a Delaware corporation (“PX”) and a wholly-owned subsidiary of the company. After the merger, PX retained the name Parallax Medical, Inc. Parallax is located in Scotts Valley, California. Parallax provides a complete line of medical device products that enable physicians to perform vertebroplasty or other types of percutaneous bone cement injection.

Merger Agreement with ArthroCare Corporation

On October 23, 2003, we entered into an Agreement and Plan of Merger (the “ArthroCare Merger Agreement”) with ArthroCare Corporation, a Delaware corporation (“ArthroCare”), and Alpha Merger Sub Corporation, a Nevada corporation and wholly-owned subsidiary of ArthroCare (“Merger Sub”). Pursuant to the terms of the ArthroCare Merger Agreement, and subject to certain conditions being satisfied or waived, Merger Sub will merge with and into us (the “Merger”) and we will be the surviving company after the Merger as a wholly-owned subsidiary of ArthroCare. At the effective time of the Merger (the “Effective Time”), each share of our Series B Preferred Stock (the “Preferred Stock”) issued and outstanding prior to the Effective Time shall be automatically converted into the right to receive $7.50 per share in cash, plus one contingent value right, which represents the right to receive certain payments relating to net revenue on the sale of certain of our products during the 2005 calendar year (each, a “Preferred Stock Contingent Value Right”). Each share of our common stock (the “Common Stock”) issued and outstanding immediately prior to the Effective Time shall be automatically converted into the right to receive approximately (a) $28.0 million, plus (i) the aggregate exercise prices of all outstanding options to purchase shares of Common Stock (the “Company Options”), plus (ii) the aggregate exercise prices of all outstanding options to purchase shares of common stock of Parallax (“Parallax Options”) multiplied by 0.75, minus (iii) the total cash amount paid to all of the holders of the Preferred Stock, minus (iv) certain holdbacks more fully set forth in the ArthroCare Merger Agreement and the Contingent Value Rights Agreement, divided by (b)(i) all Parallax Options multiplied by 0.75, plus (ii) the number of shares of our Common Stock and Company Options outstanding as of the Effective Time, plus (c) one contingent value right per common share, which represents the right to receive certain payments relating to cash held by us as of the Effective Time, net revenue on the sale of certain of the Company’s products during the 2005 calendar year and certain other matters (each, a “Common Stock Contingent Value Right”). The Common Stock Contingent Value Rights and Preferred Stock Contingent Value Rights (collectively, the “Contingent Value Rights”) are further described in the form of Contingent Value Rights Agreement by and among us, ArthroCare, Merger Sub and specified other parties (the “CVR Agreement”). We and ArthroCare have also agreed that, in the event the ArthroCare Merger Agreement is terminated under certain circumstances, one party may be obligated to pay the other’s out-of-pocket expenses and we may be required to pay specified termination fees.

As part of the ArthroCare Merger Agreement, ArthroCare has also entered into a Stockholder Support Agreement, dated as of October 23, 2003, with certain of our stockholders, including Vegas Ventures, LLC, pursuant to which Vegas Ventures, LLC granted ArthroCare an irrevocable proxy to vote 1,202,619 of their 1,750,000 shares of our Common Stock in favor of adoption of the ArthroCare Merger Agreement and against certain other alternative proposals as more fully set forth therein. ArthroCare also entered into a Stockholder Support Agreement, dated as of October 23, 2003, with certain other stockholders of the Company who are affiliated with Donald K. McGhan, our former Chairman and Chief Executive Officer (the “McGhan Entities”), pursuant to which such stockholders granted ArthroCare an irrevocable proxy to vote their aggregate of 2,150,391 shares of our Common Stock in favor of adoption of the ArthroCare Merger Agreement and against certain other competing proposals as more fully set forth therein. The shares held by Vegas Ventures, LLC and the McGhan Entities, which are subject to the irrevocable proxies described above, represent approximately 45% of our current outstanding capital stock.

In addition, Vegas Ventures, LLC, Jeffrey Barber, our Chief Executive Officer and Howard Preissman, Parallax’s President and Chief Executive Officer, have each entered into a Stockholder Waiver Agreement, dated as of October 23, 2003, whereby each generally agreed to waive any and all claims that they may have against us and ArthroCare with respect to the operation of our business after the Effective Time as it relates to their right to receive payments under Contingent Value Rights. The McGhan Entities have also entered into a Stockholder Waiver Agreement, dated as of October 23, 2003, whereby each generally agreed to waive any and all claims that they may have or had against us and ArthroCare, including, but not limited to, the operation of our business after the Effective Time as it relates their right to receive payments under Contingent Value Rights. There can be no assurance that the transactions contemplated by the ArthroCare Merger Agreement and the CVR Agreement will be completed.

On October 23, 2003, we also executed a distribution agreement (the “ArthroCare Distribution Agreement”) with ArthroCare, wherein ArthroCare will begin selling our products worldwide effective November 15, 2003 and will serve as the exclusive worldwide distributor for our products until the ArthroCare Distribution Agreement is (a) terminated (i) as a result of the termination of the ArthroCare Merger

Agreement or (ii) with thirty (30) calendar days written notice from ArthroCare to the Company to terminate the ArthroCare Distribution Agreement with or without cause; or (b) extended by mutual agreement of both us and ArthroCare.

Business of the Company

Overview

Through Parallax, we believe that we have identified a new growth opportunity for the treatment of patients suffering from vertebral compression fractures (“VCFs”), specifically fractures of the spine. The annual rate of painful fractures is growing as the population ages and is estimated to affect over one million persons per year in the United States alone. The current medical standard of care for fractures of the spine includes bed rest, medication and immobilization. Vertebroplasty is a relatively new procedure designed to relieve pain resulting from spinal fractures and we believe that it provides many benefits to such patients over the current standard of care. We believe that the supply of products to hospitals and physicians who provide this treatment option has created a new growth market that will become increasingly valuable as the procedure becomes a new standard of care for fractures of the spine.

Vertebral Compression Fractures

Osteoporosis, which is generally described as the loss of minerals from bones, is a typical result of aging and can lead to an overall weakened bone strength in the human body. Studies show that osteoporosis is the leading cause of VCFs. This loss of strength can lead to fractures of the bones, which are often very painful. The spine, or as it is technically referred to, the vertebral column, is comprised of 31 bones, or vertebral elements known as the vertebra. When these bones become weakened, they can fracture, even as a result of normal human daily activity, such as rolling over in bed, picking up a bag of groceries or coughing. Most fractures due to osteoporosis occur in the mid and lower back regions, known as the thoracic and lumbar regions, respectively. These fractures are often extremely painful, severely limiting the daily activity of the injured person. According to a 1986 peer reviewed medical journal article, in 1986 osteoporotic fractures in the spine occurred in over 700,000 patients per year in the United States (with comparable rates in both Japan and Europe).

We believe that the number of patients who suffer from fractures of the spine will continue to grow as the baby boomer generation ages. For example, in the United States, the number of people age 65 and over is expected to increase by 13% in the next 10 years and is expected to continue to grow another 35% in the subsequent decade. Therefore, approximately 35% of the United States population will be over 50 years of age by the year 2020, and between 2010 and 2030 the number of people age 65 and over is expected to grow from 39 million to 69 million. In addition, 16% of postmenopausal women suffer one or more vertebral compression fractures during their lifetime. We believe that the occurrence of compression fractures is directly dependent on osteoporotic disease and that the number of occurrences will continue to reflect an incidence rate proportional to the demographics of the population.

Current Standard of Care for Treatment of VCFs

Current medical therapy and treatment for VCFs is limited in its ability to provide immediate and sufficient pain relief to the injured person. To this point, standard medical treatment for VCFs has included considerable periods of bed rest, external bracing, analgesics and exercise.

Bed Rest. Considerable periods of bed rest can mean significant hospitalization costs and/or the need for supervised medical care. A 1994 study from the University of Iowa found that patients with clinically diagnosed VCFs that regained independent functioning, on average, required three to four weeks of personal and skilled medical care. For the elderly (patients 62 years of age and above), three to four weeks of bed rest can significantly contribute to progressively worsening medical conditions, such as:

•	faster bone loss;

•	bedsores;

•	pneumonia;

•	weakened mental state; and

•	drug addiction.

External Bracing. Another treatment for VCFs is external bracing, which can alleviate pain temporarily. However, a majority of the patients who use external braces find the braces cumbersome and uncomfortable. In addition, bracing does not prevent further vertebral collapse or deformity and, while in severe situations metallic rods can be inserted in a patient for a vertebral fracture, most surgeons avoid this option due to the fragility of these patients and potential complications that could arise.

Analgesics and Exercise. The use of analgesics and/or exercise has been a current trend in the prevention of osteoporosis and/or the treatment of VCFs. Some of the analgesics used for the prevention of osteoporosis and/or the treatment of VCFs include:

•	calcium and vitamin D supplementation;

•	hormone replacement therapy; and

•	chronic calcitonin and/or alendronate (Fosamax) administration.

However, even with the advent of analgesics such as those set forth above, only a slight increase in bone density can be expected for patients suffering from osteoporosis. In addition, these treatments help only a small portion of the patient population, and the professional community has found that drug therapy is inadequate for the majority of patients suffering from VCFs. Studies have found that drug therapy is not routinely applied across the population, and many patients have difficulty tolerating some of the medication.

Our Solution for Treatment of VCFs - Percutaneous Vertebroplasty (PV)

With our physician advisors, we have created percutaneous vertebroplasty (“PV”), a procedure for the treatment of pain due to acute VCFs. The procedure involves the injection of bone cement into the fractured vertebral body. Vertebroplasty stabilizes the fracture site, preventing further collapse and relieving pain, allowing the patient to resume a normal quality of life within a short period of time from the date of the procedure. Vertebroplasty has been clinically demonstrated to be safe with a major complication rate of less than one percent in the osteoporotic patient population. Further, long-term follow-up (ranging from 12 months to seven years) has demonstrated vertebroplasty to be effective in a large majority of patients with osteoporotic induced VCFs. In addition, the procedure can be performed on an outpatient basis resulting in a major reduction of health care costs.

Our Principal Products and Their Markets

We provide a complete line of medical device products that enable physicians to perform vertebroplasty or other types of bone cement injection. The products currently available for sale in the United States include a kit of disposable accessories for patient preparation, a set of tools to access bone and deliver the cement, an implant material to enable imaging of the bone cement during injection and the bone cement used to provide internal stabilization of the fracture. We offer a comprehensive, single source for all of the products required by a physician or hospital to perform vertebroplasty. In addition, a proprietary biopsy kit has been introduced to enhance biopsy procedures when performed in conjunction with vertebroplasty procedures.

Patient Prep Kit

Our Patient Prep Kit is the simplest of our core products and is intended to address the issue of convenience. The kit is composed of accessories common to the health care industry and contains all of the accessories required to complete a vertebroplasty procedure, saving the technician and the hospital the time and expense of having to locate and purchase each of the accessories separately. Among other things, the kit contains six different sizes of hypodermic needle, surgical drapes, syringes, alcohol, table drapes and wound dressings. Our Patient Prep Kit is a Class I device which means that it is exempt from the premarket notification requirements of the Food and Drug Administration (“FDA”). Parallax has been providing this kit in the United States since March 1999.

EZflow™ Cement Delivery System

The EZflowTM Cement Delivery System (the “EZflowTM CDS”) is also a Class I device and is intended to provide convenience, improved safety and improved efficiency in the delivery of bone cement. The various configurations of the EZflowTMCDS include DynaTorque Injectors, depth guided needles, high pressure/low compliance connector tubing, mixing bowls, spatulas and blunt stylets. Each of the components works with the others to ensure a smooth progression of the procedure, which allows physicians to deliver bone cement to the fractured vertebra.

ClearView Biopsy Needles

Our ClearView biopsy needles, our newest product in the United States, are for taking biopsies of bone and vertebral bodies. The ClearView biopsy needles come in two sizes and three configurations. Parallax received clearance to market the ClearView biopsy needles under a 510(k) approval as a Class II device, which is subject to the general controls governing Class I devices and special controls relating to performance standards, post-market surveillance, patient registries and FDA guidelines.

Secour™ Acrylic Resin

Secour™ Acrylic Resin (“Secour”) has been cleared for sale as a Class II device for use as an implantable material for the repair of cranio-facial defects. Although Secour is not approved for injection into the spine, we believe that the properties of Secour are well-suited for such an application. In February 2002, we received approval from the FDA to begin a clinical study to support a future application with the FDA to approve the use of an injectible cement for vertebroplasty, which is a combination of our Secour™ and Tracers® products. We have been selling Secour in the United States since May 2001 for cranio-facial defects only.

Tracers®

We have been selling Tracers® as a Class II device in the United States since February 2000. Tracers® is a material made from powder that when added to bone cement creates inherent radio opacity. Clinicians require radio opacity so that they can visualize the location of the cement during injection. Injectible cement alone without the addition of Tracers® cannot be adequately seen under fluoroscopy (a form of x-ray imaging); since the radio density of cement is very similar to bone and other tissues, it does not show as well on standard x-rays.

Sales and Marketing

In April 1999, Parallax entered into a distribution agreement with Medtronic Sofamor Danek, Inc. (“MSD”) which granted MSD exclusive worldwide sales, marketing and distribution rights for all of Parallax’s products and future products. On June 14, 2002, the parties amended the distribution agreement to change the parties relationship to a non-exclusive distributorship and limited MSD’s distribution of products to Germany and Italy. The distribution agreement was terminated in January 2003.

Since June 2002, Parallax has sold its products through a direct sales force and through independent distributors in the United States and in select international markets. Specifically, Parallax began building its own direct sales force to provide service to the radiology market, which accounts for approximately 80% of all vertebroplasty procedures. Parallax reinforces its sales and marketing program with direct to physician telemarketing, which is designed to increase sales through rapid follow-up and the timely distribution of product information to potential customers such as radiologists, spine surgeons and other physicians that treat patients with VCF fractures. Parallax supplements its marketing efforts by participating in medical symposiums, attending trade shows, producing informative sales brochures and coordinating national media out-reach programs, such as North American Spine Society and Society of Interventional Radiology. In addition, we sponsor symposiums and educational programs to familiarize surgeons with the leading techniques and methods for the use of our products in their practice.

As of November 12, 2003, our sales force is comprised of a National Sales Manager, seven direct employees and five independent regional distributors. During the first six months of 2003, we began to introduce our products in selected markets within the European Union through independent distributors in Austria, Switzerland, Germany, Spain and Italy. On October 23, 2003, we executed the ArthroCare Distribution Agreement pursuant to which ArthroCare will begin selling our products worldwide effective November 15, 2003 and will serve as the exclusive worldwide distributor for our products. We expect that, effective November 15, 2003, some of our employees in sales and marketing will be hired by ArthroCare pursuant to the terms of the ArthroCare Distribution Agreement. See “Recent Developments.”

Competition

The medical device industry is highly competitive and there are established companies already positioned in certain segments of our potential markets. The primary competitive factors that affect our products are cost, reimbursement status, efficacy and safety. We believe our principal competition to be marketers of percutaneous delivery of bone cement. Parallax competes worldwide in the percutaneous delivery of bone cement market with companies such as Cook Incorporated, Stryker Corporation, Kyphon Inc., Spinal Specialties, Inc. and Cardinal Health, Inc. We believe that Kyphon Inc., which completed its initial public offering in May 2002, is our most direct competitor. Kyphon’s product line supports what we believe to be a more expensive and complicated approach to the treatment of VCFs, which they refer to as kyphoplasty. The procedures employed for kyphoplasty are similar to vertebroplasty; however, kyphoplasty may be considered surgery and typically requires general anesthesia and a hospital stay. Conversely, procedures performed using Parallax’s products, such as injectors, cement, opacifiers, needles and our Patient Prep Kit, are generally not considered surgery and do not require anesthesia.

We also compete with providers of surgical and non-surgical procedures, and manufacturers of drugs to reduce pain and drugs to prevent osteoporosis. Osteoporosis drugs that are marketed and in development today generally reduce the risk of fracture by up to 70%. These drugs are made by large pharmaceutical companies such as Merck & Co., Inc., Eli Lilly and Company, Wyeth Pharmaceuticals, Inc., The Procter & Gamble Company, Novartis AG and Aventis Pharmaceuticals. These drugs and future drugs that may be developed may further reduce the incidence of spine fractures.

Product Development

We employ a staff of qualified scientists, engineers and technicians that work on material technology and product design as part of our research and development efforts. In fiscal years ended December 31, 2002 and 2001, respectively, we spent approximately $0.6 million and $0.6 million, respectively, on research and development. A majority of our research and development expense is primarily directed toward supporting the clinical trial(s) involved in gaining clearance to sell our products specifically for the indication of vertebroplasty. In addition, we are directing our research and development efforts towards new and improved products based on scientific advances in technology and medical knowledge. We also seek qualified input from the surgical profession. In furtherance of our research and development goals, we maintain a scientific advisory board comprised of renowned physicians. These independent physicians maintain medical practices primarily at University hospitals and are involved in various research and clinical development programs. Our advisory board meets on a regular basis and members are oftentimes consulted independent of advisory board meetings regarding medical, technology and development issues.

Secour Clinical Trial

In March 2003, we initiated a multi-center, prospective, randomized clinical trial to establish the relative safety and efficacy of Secour for use in percutaneous vertebroplasty. The protocol for this trial has been reviewed and approved by the FDA as well as the Institutional Review Boards at six major research hospitals and three leading regional medical centers in the United States. It is estimated that approximately 27 patients are expected to participate in the clinical trial at each of the 10 participating sites. As of November 12, 2003, we have enrolled a total of six patients at two of the nine approved sites for this clinical trial, which is currently the only clinical trial that Parallax is conducting. An independent board of physicians and biostatisticians will verify all results from this clinical trial. We expect that it will take approximately three years to complete this clinical trial and submit the clinical trial data to the FDA. As with any clinical trial, there is no guarantee that the clinical trial will be completely enrolled, result in a submission to the FDA or result in a successful product approval.

Patents, Licenses and Related Agreements

We have adopted a proactive patent and trademark strategy designed to protect all important aspects of our technology and intellectual property. We currently own and have exclusive rights covering six patents issued by the U.S. Patent and Trademark Office (the “Patent Office”). In addition, we have filed a number of patent applications in the United States. Our patents include a series of claims directed at, among other things, the delivery of implant materials through the use of radio-opaque particles that can be seen as individual spots under fluoroscopy. We also have a series of patent claims directed at providing methods of delivering implant material. In addition, we have several issued trademarks related to Parallax and its products and several pending applications are on file with the Patent Office with respect to additional trademarks.

Manufacturing and Raw Materials

We develop our products internally and have the commercial manufacturing performed by contract vendors. We have agreements or relationships with several vendors to commercially produce our products. We hold one to two months of inventory to account for unanticipated fluctuation in sales and distribution activities. We believe that the materials used in our products can be purchased and/or produced by several different vendors and, therefore, we are not dependent on any one vendor.

As revenue from the sale of our core products grows, we will continue to evaluate purchasing and production processes to maintain and further optimize existing margins. The main focus will be to continue to exercise stringent controls on incoming components with the overall emphasis on optimum quality. We anticipate that, as appropriate, profits will be invested into capital equipment and facilities to meet the continuous goal of cost reduction.

Patient Prep Kit

Since our Patient Prep Kit was first developed in 1999, Parallax has elected to use a single vendor to procure the components and assemble the kits, but believes that other vendors are readily available to provide the same services without any material disruption to our customers. To date, we have drop-shipped products directly from the vendor to our distributors.

EZflow™ Cement Delivery System

The EZflowTM Cement Delivery System is comprised of machined components and injection molded subassemblies packaged in a controlled environment. Machining, molding, packaging and sterilization operations are all performed at contract facilities located in the United States. We believe that there are numerous qualified vendors that specialize in producing this type of product, thus providing multiple sources for current and anticipated production requirements.

ClearView Biopsy Needles

The manufacturing process and availability of vendors for the ClearView biopsy needles is similar to that of the EZflowTM Cement Delivery System product. The Clear View biopsy needles are comprised of machined components and insert molded subassemblies packaged in a controlled environment. Machining, molding, packaging and sterilization operations are all performed at contract facilities in the United States. We believe that there are numerous qualified vendors that specialize in producing this type of product, thus providing multiple sources for current and anticipated production requirements. Component and overhead costs are minimized by drop-shipping raw materials to our subassembly manufacturers.

Secour™ Acrylic Resin

In January 2001, we executed a five-year agreement with a third party to package and seal our powder and liquid components, since we believe that an investment in capital equipment and production resources in-house to perform the same operations is not as cost effective under current market conditions and prices. In the event that this agreement is terminated by either party due to breach of the other party before its expiration date, we believe that several other vendors would be available to produce and package the powder and liquid components. In addition, we believe that we could package and seal our powder and liquid components in house using our employees, if necessary.

Tracers®

We have developed manufacturing processes for the production of our Tracers® product line. In February 1998, we fully documented our processes, then purchased and validated all relevant equipment. In 2003, we then transferred the equipment and process expertise to a third-party manufacturing facility for large-scale production. Unlike other products which could be produced by our employees in house, we believe that the production costs incurred by a third party on our behalf are minimal compared to the additional overhead we would incur by bringing the production of this product in house; and, therefore, we do not believe it would be cost effective to bring the production of our Tracers® product line in house. However, we believe that numerous vendors are available to provide this function as demand for this process grows.

Customers

We currently have more than 500 customers on whom we rely to generate sales revenues. No one customer currently accounts for more than 10% of our annual sales revenues. MSD accounted for 35%, 80% and 48% of consolidated net sales for the fiscal years ended December 31, 2002, 2001 and 2000, respectively. No single customer accounted for net sales greater than 10% of consolidated net sales for the fiscal years ended December 31, 1999, 1998 and 1997. See “Legal Proceedings”.

Government Regulations and Compliance with Law

Environmental Compliance

We are subject to federal, state, local and foreign environmental laws and regulations, including the U.S. Occupational Safety and Health Act and other current and potential future federal, state or local regulations. Our manufacturing and research and development activities involve the control of hazardous materials, chemicals and biological materials, which require compliance with various laws and regulations regarding the use, storage and disposal of such materials. We recognize the importance of environmental responsibility and the need to provide a safe and healthy workplace for our employees by complying with all federal, state and local laws, rules and regulations. We believe that our operations are in full compliance with all applicable laws. We did not receive any citations or notices of violations or other censures from public agencies regulating environmental compliance or our employees’ health and safety from 1998-2003. We do not expect any significant capital expenditures are needed to comply with environmental, health or safety regulations for the next twelve months. We believe that our current systems and processes are adequate for our current needs.

FDA and Other Regulatory Bodies

Medical devices are subject to regulation by the FDA, state agencies and, in varying degrees, by foreign health agencies that perform similar functions as the FDA does in the United States. These regulations, as well as various federal and state laws, govern the manufacturing, labeling, record keeping, clinical testing and marketing of these products. The majority of our medical device product candidates must undergo rigorous testing and an extensive government regulatory approval process prior to sale in the United States and other countries. The lengthy process of seeking required approvals and the continuing need for compliance with applicable laws and regulations require the expenditure of financial resources. Regulatory approval, when and if obtained, may be limited in scope, which may significantly limit the indicated uses for which a product may be marketed. Approved products and their manufacturers are subject to ongoing review, and discovery of previously unknown problems with products may result in restriction on their manufacture, sale or use, or their withdrawal from the market.

Regulation of Medical Devices

All of our current products are medical devices intended for human use and are subject to FDA regulation. Unless an exemption applies, each medical device we market in the United States must have a 510(k) clearance or a Pre Market Approval (“PMA”) in accordance with the Federal Food, Drug, and Cosmetic Act (21 U.S.C. § 310). The FDA regulations generally:

•	set standards for medical devices;

•	require proof of safety and effectiveness prior to marketing;

•	require safety data and clinical protocol approval prior to evaluation in humans;

•	establish FDA-mandated current good manufacturing practices, or cGMPs; and

•	permit detailed inspection of manufacturing facilities.

These regulations also require reporting of product defects to the FDA and prohibit export of devices that do not comply with FDA regulations, unless the devices comply with established foreign regulations and the FDA and the health agency of the importing country determine export is not contrary to public health. FDA regulation divides medical devices into three classes. Class I devices are subject to general controls to preclude mislabeling or adulteration and require compliance with labeling and other general requirements. Class II devices are subject to special controls and must also comply with general controls. Class III devices are subject to the most extensive regulation and in most cases require submission to the FDA of a PMA application that includes information on the safety and effectiveness of the device.

Products marketed in the European Community must comply with the requirements of the European Medical Device Directive (“MDD”) and be CE-marked. The CE Mark is the European equivalent of FDA approval to market. Medical device laws and regulations similar to those described above are also in effect in some of the other countries to which we intend to export our products. These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications. Failure to comply with these domestic and international regulatory standards and requirements could affect our ability to market and sell our products in these markets.

Regulation of Manufacturing

As a manufacturer and distributor of medical devices or therapeutic products, our manufacturing processes and facilities are subject to continuing review by the FDA and various state and international agencies. These agencies inspect our facilities and our contract facilities from time to time to determine whether we are in compliance with various regulations relating to cGMPs and other requirements. In the United States, our facilities must comply with the FDA’s Quality System Regulation requirements for cGMPs. For products sold in the European Community, we must demonstrate compliance with the ISO 9000 and EN 46000 international quality system standards. To date, we have been found to be in compliance with such rules and regulations.

Other Regulations

We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular product. The United States has published regulations that identify “safe harbors,” or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. We seek to comply with the safe harbors where possible. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payers (including Medicare and Medicaid) claims for reimbursed products or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid).

Our business has been and will continue to be subject to various other laws and regulations.

Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act of 1977, as amended (15 U.S.C. §78dd-1, et. seq.) (“FCPA”), to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. Under the FCPA, it is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

Third Party Coverage and Reimbursement

Government and private insurance programs, such as Medicare and corporate health insurance plans, fund a significant portion of medical care costs in the United States. Accordingly, third parties, rather than patients, frequently pay all or a substantial portion of the cost of goods and services delivered by health care providers.

Recognizing the cost containment issues regarding medical care in the United States, we believe that one of the most important developments for the continued growth of our market and acceptance of our products has been to establish predictable reimbursement amounts to hospitals and physicians for their services when using our products to perform medical procedures on a patient.

We believe that eligibility for third-party reimbursement to both physicians and hospitals will be an important factor in the success of vertebroplasty products on patients. We may elect to obtain eligibility of certain other products for such reimbursement. Reimbursement plans, whether through government-funded Medicare or private third-party insurers, are developing increasingly sophisticated methods of controlling healthcare costs through prospective reimbursement plans, capitation or fixed fee or reimbursement rate programs, group buying, redesign of benefits, requirements of a second opinion prior to major surgery, careful review of bills, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering healthcare. These types of programs can potentially limit the amount that healthcare providers may be willing to pay for medical products or for physicians to perform the procedure using such medical products. There can be no assurance that we will be successful in obtaining or maintaining reimbursement for any products and procedures in the future. Failure in obtaining or maintaining eligibility for third-party reimbursement may have a detrimental effect on sales of our products and use in medical procedures performed by physicians.

Employees

As of November 12, 2003, we have 43 employees, of which 42 are employed by Parallax. With the exception of one Parallax employee who is part-time, all other employees are full-time. Of the 42 employees employed by Parallax, 15 are in service operations, six are in research and development, 18 are in sales and marketing and three are in general administration. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and consider our employee relations to be good. We expect that, effective November 15, 2003, some of our employees in sales and marketing will be hired by ArthroCare pursuant to the terms of the ArthroCare Distribution Agreement.

ITEM 2.	DESCRIPTION OF PROPERTIES

Upon the commencement of the Receivership, our corporate headquarters were relocated to the offices of the Receiver in Las Vegas, Nevada. Since the inception of the Receivership, the Receiver has not charged us any monthly rent or fees for housing our corporate headquarters. It is expected that in the event that the Court reconveys corporate authority to us and the Receiver is no longer charged with our day-to-day operations, we will relocate our corporate headquarters to Scotts Valley, California where Parallax is headquartered. We believe that our office space and plans are adequate to meet our requirements through the end of fiscal year 2004.

In Scotts Valley, Parallax leases approximately 5,000 square feet of warehouse space pursuant to a lease that commenced in July 2002 and expires in February 2004 for a fee of $1.00 per square foot, plus taxes, maintenance and insurance. Parallax also leases 12,800 square feet of office space pursuant to a lease that is scheduled to expire in August 2006. The current rent for this office space is $20,480 per month, plus taxes, maintenance and insurance. This lease provides for yearly adjustments based on the annual cost of living index; however, increases cannot be less that 3½% or more than 6% per year. Currently, Parallax subleases 2,000 square feet of this office space to a third party tenant for approximately $2,700 per month. This sublease is for a month-to-month term and may be terminated by either party for any reason with thirty days written notice. We believe that our Parallax facilities are adequate to meet our requirements through the end of fiscal year 2004.

The legal actions that gave rise to our Receivership led us, in 1999, to vacate 4,000 square feet of office space in Las Vegas, Nevada and, in the first quarter of 2002, to vacate 61,000 square feet of office, manufacturing and warehouse space in Carpinteria, California. See “Legal Proceedings – Court Ordered Receivership.”

ITEM 3.	LEGAL PROCEEDINGS

We are a party to various legal proceedings, both in the ordinary course of our activities and otherwise. These proceedings have involved, among other things, two claims for bodily injury arising from the use of our products, a patent infringement claim, a dispute with a former vendor, a dispute with a former employee, and the consolidated cases and related lawsuits pertaining to the Receivership Action. Between October 2001 and June 2002, we reached settlements and resolutions to a majority of these claims. Additional information regarding these legal proceedings is provided below.

Court Ordered Receivership

Our Receiver was appointed by the Order of the Court. The Court took this action as a result of the case of Robert Ahr, et al. v. Medical Device Alliance Inc., (the “Ahr Matter”). Subsequent to such appointment, the Receiver, pursuant to Nevada law, assumed all day-to-day management of our company and our assets. The Ahr Matter represents the consolidation of the following stockholder lawsuits: (i) the lawsuit filed in the Court in March 1999 captioned Robert Ahr et al. v. Medical Device Alliance Inc.; and (ii) the lawsuit filed in the Court in November 2000 captioned Andrikos et al. v. Medical Device Alliance Inc.

The Ahr Matter was initiated by certain of our stockholders (the “Ahr Plaintiffs”) that purchased shares of our stock for approximately $8.2 million in three different private placement offerings conducted prior to the Receivership. The Ahr Plaintiffs sought rescission of their stock purchases and damages based upon alleged misrepresentations, breaches of warranties, securities fraud, and related theories in connection with the sale of stock to the Ahr Plaintiffs.

Prior to the Ahr Matter, in November 1998, certain of our stockholders filed a lawsuit in the Superior Court of the State of California, County of Los Angeles captioned Chieftain LLC, et al. v. Medical Device Alliance Inc. (the “Chieftain Matter”). The plaintiffs in the Chieftain Matter sought the same or similar relief sought by the Ahr Plaintiffs based on the same or similar facts alleged in the Ahr Matter. The Chieftain Matter was settled and dismissed as part of the Global Settlement Agreement (as defined below).

On September 8, 1999, the Receiver filed an action with the Court, captioned George C. Swarts, Receiver, et al. v. Donald K. McGhan, et al., against McGhan and his children, Nikki M. Pomeroy (“Pomeroy”), Jim J. McGhan and Lon L. McGhan (the “McGhan Matter”). In the McGhan Matter the Receiver sought damages and other relief based on the same or similar facts alleged in the Ahr Matter.

On September 30, 1999, the Receiver filed a second action with the Court, captioned George C. Swarts, Receiver, et al. vs. Donald K. McGhan, et al., against McGhan, Pomeroy and Wedbush Morgan Securities (“Wedbush”) (the “Wedbush Matter”). In the Wedbush Matter, the Receiver sought imposition of a constructive trust, declaratory relief, and injunctive relief arising out of an alleged pledge of 660,000 shares of our stock in Inamed Corporation (“Inamed”) (the “Inamed Stock”) as collateral for a margin account maintained at Wedbush. On May 25, 2001, the Receiver amended our complaint to include Inamed as a defendant in the Wedbush Matter (the “Inamed Matter”).

In January 2000, the Receiver successfully consolidated the Ahr Matter, McGhan Matter and Wedbush Matter into a single action in the Court under the caption Robert Ahr, et al. vs. Medical Device Alliance Inc. (the “Consolidated Ahr Matter”).

On December 21, 2001, we received the approval of the Court for settlements in the Ahr Matter, Chieftain Matter, McGhan Matter and Inamed Matter, pursuant to a settlement agreement executed on January 7, 2002 (the “Global Settlement Agreement”). On April 4, 2002, we received the approval of the Court for a settlement in the Wedbush Matter.

On April 24, 2002, we filed a Current Report on Form 8-K with the SEC that includes additional information concerning the Consolidated Ahr Matter, including as exhibits copies of the Global Settlement Agreement and various Court orders. The entire contents of our Current Report on Form 8-K, filed April 24, 2002, including all exhibits thereto, is incorporated in its entirety by reference herein.

The Series B Preferred Stock Litigation

On August 10, 1998, we entered into an Agreement and Plan of Merger with Parallax whereby certain Parallax stockholders received shares of our Series B Preferred Stock (the “Preferred Shares”). The holders of not less than a majority of the then outstanding Preferred Shares may request that all of such holders’ Preferred Shares be redeemed by the Company at a price of $7.50 per share, plus all declared but unpaid dividends (the “Put Right”). On May 6, 2003, Howard Preissman, the Chief Executive Officer of Parallax, exercised the Put Right and requested the redemption of all of the then outstanding Preferred Shares. On May 22, 2003, the Receiver filed a motion for instructions before the Court seeking an order not to pay the Put Right. On June 11, 2003, Mr. Preissman filed an objection to the Receiver’s motion and sought a declaration that the Preferred Shares were validly issued and that payment of the Put Right is due.

On October 14, 2003, Mr. Preissman, on behalf of all of the holders of the Preferred Shares, entered into a settlement agreement with us. We agreed, among other things, to: (i) file an amendment to the Certificate of Designation, Rights and Preferences of the Series B Convertible Preferred Stock (the “Certificate of Designation” and, as amended, the “Amended Certificate of Designation”), under which the holders of the Preferred Shares receive certain cumulative annual dividends and receive a purchase priority in the amount of $7.50 per share in the event of a merger; (ii) petition the court, within 10 days of signing the settlement agreement, to approve the Amended Certificate of Designation; (iii) secure from the McGhan Entities a standstill agreement whereby the McGhan Entities agree to terminate all attempts to have us declared insolvent or to remove the Receiver; (iv) place Howard Preissman on any slate of proposed directors in the event that the Court reconveys authority to us and recommend Mr. Preissman’s approval to the board of directors; and (v) pay all reasonable fees and costs incurred by the holders of the Preferred Shares in connection with the Series B Preferred Stock litigation. In return, the Put Right was rescinded.

Lysonix Litigation

On November 15, 2002, a lawsuit was filed against LySonix, in the 120th Judicial District Court, El Paso County, Texas. In a lawsuit captioned Gabe Moran et al. v. LySonix et al. (the “Moran Litigation”) Mr. Moran alleges that LySonix is responsible for the wrongful death of his wife, Caroline Moran, based on several theories of negligence and product liability. We believe that the Moran Litigation is without merit and will be covered by our tail insurance policy; however, we could be forced to incur material expenses in this litigation, and in the event there is an adverse outcome, our business could be harmed.

On January 13, 2003, Elizabeth Lawson Lyons and Emily Hill Lalor filed a lawsuit against LySonix, in the Circuit Court of Jefferson County, Alabama. In a lawsuit captioned Elizabeth Lawson Lyons et al. v. LySonix et al. (the “Lyons Litigation”) Ms. Lyons alleges that LySonix is responsible for the wrongful death of her sister, Emily Lawson Wade, based on several theories of negligence and product liability. We believe that the Lyons Litigation is without merit and will be covered by our tail insurance policy; however, we could be forced to incur material expenses in this litigation, and in the event there is an adverse outcome, our business could be harmed.

The Mentor Patent Litigation

In November 1996, LySonix, Inc. was formed as our wholly-owned subsidiary to develop, market and distribute products for plastic surgery related to liposuction and body contouring. In December 1996, we formed another wholly-owned subsidiary, MDA Capital, Inc., a Nevada corporation (“MDA Capital”), which served as the financing company to support the sale of LySonix products. LySonix’s primary product line was the LySonix 2000 ultrasonic surgical system produced by Misonix, Inc., a New York corporation (“Misonix”). On December 10, 1995, we entered into a ten-year License and Distribution Agreement with Misonix (the “Misonix Agreement”), pursuant to which LySonix licensed exclusive rights to technology, patents and regulatory approvals related to Misonix’s ultrasonic surgical devices for liposuction. The Misonix Agreement called for LySonix to pay the cost of defending any challenges by third parties to the patents and technology covered by the Misonix Agreement.

On April 10, 1997, Mentor Corporation, a Minnesota corporation (“Mentor”) filed a patent infringement complaint captioned Mentor H/S, Inc. (now known as Mentor Texas Inc.) and Sonique Surgical Systems, Inc. v. Medical Device Alliance, Inc., LySonix, Inc., Misonix, Inc. and Does 1-50, (Case Number 97-2431) in the U.S. District Court, Central District of California, Western Division alleging infringement of U.S. Patent Number 4,886,491 (the “Mentor Patent”), which was issued to Mentor by the U.S. Patent and Trademark Office on December 12, 1989 (the “Mentor Matter”).

On October 22, 1998, Misonix notified us that we were in monetary default under the terms of the Misonix Agreement. On December 28, 1998, we entered into a Forbearance Agreement with Misonix, which expired on January 11, 1999. Upon expiration of the Forbearance Agreement, the Misonix Agreement was terminated.

On February 4, 1999, the jury in the Mentor Matter returned a verdict in favor of Mentor and against us, LySonix and Misonix, jointly and severally, in the amount of $4,903,920 in damages. Later the jury awarded Mentor $681,883 in interest and $85,000 in costs, resulting in a total judgment of $5,754,458. Subsequent to the verdict, the District Court Judge presiding over the case nullified the jury’s verdict and ruled the Mentor Patent was invalid.

On May 6, 1999, Misonix filed a suit against us captioned Misonix, Inc. v. Medical Device Alliance, Inc., LySonix, Inc. and Does 1-50 (Case Number CV-S-99-578-LDG (RJJ)), in the U.S. District Court, District of Nevada seeking to recover approximately $2,000,000 in inventory and royalties, which were due under the Misonix Agreement (the “Misonix Matter”). In addition, Misonix successfully obtained a temporary restraining order, which enjoined LySonix from selling the LySonix 2000 system. In October 1999, we, LySonix and Misonix signed a letter of intent to settle this dispute. On March 1, 2000, we entered into a new long-term license agreement with Misonix, which also resolved the monetary dispute and ended the Misonix Matter. Thereafter, LySonix commenced sales of the LySonix 2000 system. During this period, Mentor appealed the District Court decision to nullify the jury’s verdict to the U.S. Court of Appeals for the Federal Circuit (the “U.S. Court of Appeals”). On April 9, 2001, the U.S. Court of Appeals overturned the District Court and upheld the jury’s original findings and verdict. Subsequent to this decision, LySonix once again terminated all sales efforts related to the LySonix 2000 system in the United States.

On April 29, 2002, an agreement was entered into between the company, LySonix, Misonix, Mentor and Sonique Surgical Systems, Inc. (“Sonique”), the record owner of the Mentor Patent (the “2002 Agreement”). Pursuant to the 2002 Agreement, Misonix purchased at original cost all of LySonix’s inventory, estimated to be worth approximately $377,830, related to the LySonix 2000 system and acquired LySonix’s entire accounts receivable portfolio and remaining miscellaneous inventory for approximately $1,000,000. Further, pursuant to the 2002 Agreement, and in complete settlement of the $5,754,458 judgment, we paid Mentor $2,700,000 and assigned to Mentor all of LySonix’s non-inventory assets, including all trade names, trademarks, patents, customer lists and other intellectual property for $1.00, and Misonix paid Mentor $2,700,000. The 2002 Agreement also provided for three-way mutual indemnity as between the Company and LySonix, Misonix, and Mentor and Sonique. Finally, the 2002 Agreement required us to indefinitely indemnify Mentor for any legal actions related to LySonix products, and maintain a tail insurance policy to cover such actions in the amount of $2,000,000. The Company currently has a tail insurance policy, which we believe is adequate to satisfy the requirements of the Mentor Settlement Agreement; however, we cannot guarantee that all liabilities that may belong to LySonix will not exceed or fall outside of the scope of coverage provided by our tail insurance policy. If our tail insurance policy is not sufficient to cover certain liabilities, our business may be harmed.

After the execution of the 2002 Agreement and the completion of all actions required thereunder, LySonix and MDA Capital ceased operations and all agreements, disputes and debts with Misonix were completely resolved.

The Costantino Litigation

On September 20, 2002, the Receiver, on our behalf, commenced an action captioned Medical Device Alliance Inc. by and through its Receiver, George C. Swarts, against Peter D. Costantino, M.D., our former Chief Executive Officer (“Costantino”) in the Eighth Judicial Court, Clark County, Nevada (Case No. A456660). The Receiver alleged that Costantino had breached his fiduciary obligations to us in orchestrating our merger transaction with Parallax, which took place on September 18, 1998, because Costantino failed to disclose his entitlement to a finders’ fee for the transaction. Costantino had received 174,129 shares of our Series B Preferred Stock in connection with the merger transaction with Parallax.

In May 2003, we entered into a settlement agreement with Costantino in which he relinquished (i) 87,056 shares of his Series B Preferred Stock, (ii) all claims against us relating to any fees due and owing pursuant to his employment agreement, and (iii) certain rights provided to holders of our preferred stock. As part of the settlement agreement, we agreed to grant Costantino all rights to a patent which was held by us. We believe that this patent is not material to our business as then currently conducted or as proposed to be conducted.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal years ended December 31, 2002, 2001, 2000, 1999 and 1998, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of November 12, 2003, we had outstanding 6,871,529 shares of Common Stock held by 275 stockholders and 579,603 shares of Series B Preferred Stock held by 10 stockholders.

There is currently no established public trading market for any class of our equity securities.

We have not paid a cash dividend and do not anticipate paying cash dividends on our capital stock in the foreseeable future. The decision whether to pay, and the amount of any dividends, will be based upon, among other things, our earnings, capital requirements, financial conditions and applicable law.

There were no recent sales of unregistered securities.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included in Item 7 of this Form 10-KSB. This discussion contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth below under “Factors Affecting Operations and Future Results.”

Company and Industry Overview

We are a company that develops, markets and sells medical and surgical devices. Currently, through Parallax, we offer a line of products used for the treatment of pain resulting from fractures of the spine due to medical conditions such as osteoporosis. These products are used by physicians to perform a procedure known as vertebroplasty, which is typically performed to treat painful fractures of the spinal column most commonly occurring in the geriatric population. Our technology may also have applications in the treatment of pain resulting from fractures in other anatomical locations and in other medical procedures related to the spine.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and disclosures at the date of the financial statements. On an ongoing basis, we evaluate our estimates, including those related to accounts receivables, inventories, other intangibles and income taxes. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

We identified our most critical accounting policies to be related to revenue recognition, inventory valuation and use of estimates. A complete list of our accounting policies is contained in Note 3 to the notes of the consolidated financial statements set forth under Item 7 of this Annual Report on Form 10-KSB.

Revenue Recognition. We recognize product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” and SFAS No. 48, “Revenue Recognition When Right of Return Exists.” These statements established that revenue can be recognized when persuasive evidence of arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Appropriate reserves are established for anticipated returns and allowances based on product history.

Inventories. Inventories are stated at lower of cost or market using the first-in, first-out convention.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Since our formation, we have been involved in various litigation matters as a claimant and as a defendant. We record any amounts recovered in these matters when collection is certain. We record liabilities for claims against it when the losses are probable and able to be estimated. Amounts recorded are based on reviews by outside counsel and management. Actual results could differ from estimates.

Results of Operations

Year ended December 31, 2002 Compared to the Year Ended December 31, 2001

	2002	2001	Change	% Change
Revenue:
Product sales	$3,624,159	$7,223,258	$(3,599,099)	-50%
Other	3,240	25,775	(22,535)	-87%

Total Revenue	3,627,399	7,249,033	(3,621,634)	-50%

Cost and expenses:
Cost of product sales	1,256,505	2,900,085	(1,643,580)	-57%
Selling, general and administrative	5,385,098	2,225,058	3,160,040	142%
Research and development	614,091	578,254	35,837	6%
Depreciation and amortization	155,606	475,104	(319,498)	-67%

Total costs and expenses	7,411,300	6,178,501	1,232,799	20%

Operating income (loss)	(3,783,901)	1,070,532	(4,854,433)	-453%

Other income (loss), net	4,089,766	(3,887,811)	7,977,577	205%
Net gain on sale of investment securities	24,100,498	—	24,100,498	*

Income (loss) before deferred tax benefit (expense)	24,406,363	(2,817,279)	27,223,642	966%

Deferred tax benefit (expense)	(8,677,091)	8,677,091	17,354,182	-200%

Net income	15,729,272	5,859,812	9,869,460	168%

Other comprehensive income	—	15,425,939	(15,425,939)	-100%

Comprehensive income	$15,729,272	$21,285,751	$(5,556,479)	-26%

*	not calculable.

Sales

Sales, net of returns, discounts and allowances, or net sales, were $3.6 million for 2002 and $7.2 million for 2001, respectively, a decrease of $3.6 million, or 50%. The decrease in sales from 2001 to 2002 was primarily due to the first phase of the transition from our products being distributed by MSD to being sold by us directly in conjunction with regional manufacturer representatives. In the first quarter of 2002, we notified MSD that they may be in breach of the distribution agreement with us, dated April 1, 2000. As a result we entered into amendments to the distribution agreement, whereby we changed our distributor relationship from exclusive to non-exclusive and were granted the right to launch our own direct sales force, effective April 2002. In anticipation of the transition, MSD significantly decreased their purchases of Parallax inventory; however, from April 2002 through January 2003, MSD continued to sell Parallax products internationally and to surgeons in the United States. In February 2003, MSD relinquished all rights to sell Parallax products. Due to the termination of the distribution agreement, we repurchased inventory in 2003 previously sold to MSD in 2002 and, as a result, we reversed the related sales as of December 31, 2002. On October 23, 2003, we executed the ArthroCare Distribution Agreement, pursuant to which, effective November 15, 2003, ArthroCare will begin to sell our products worldwide and serve as the exclusive worldwide distributor for our products. See “Description of Business – Business Development – Merger Agreement with ArthroCare Corporation.”

In addition, sales in 2002 were impacted by the cessation of all sales efforts in the United States for LySonix’s primary product in the second quarter of 2001 and the discontinuation of all sales of LySonix products in the first quarter of 2002. See “Legal Proceedings.”

Cost of Product Sales

Cost of product sales as a percentage of sales was 35% for 2002 and 40% for 2001, respectively. The decrease in cost of products sold from 2001 to 2002 was due to discontinuing sales through MSD, as noted above. In addition, the complete discontinuation of the LySonix product line in the second quarter of 2002 contributed to the improvement in cost of products sold percentages.

Selling, General and Administrative (SG&A)

SG&A expenses were $5.4 million for 2002 and $2.2 million for 2001, respectively, an increase of $3.2 million, or 142%. A large portion of this increase was directly attributable to the costs related to Parallax commencing its own direct sales force.

Beginning in the second quarter of 2002, Parallax hired six direct sales employees and an in house marketing and support staff of six. These twelve new positions were required as a result of amending the MSD agreement.

Research and Development (R&D)

R&D expenses were $0.6 million in both 2002 and 2001. The majority of these expenses related to expanding and improving the Parallax product line. In 2002, our Clear View biopsy needle product line was completed and our cement delivery system configuration was expanded to offer an increased number of options. In 2001, we completed the development of and thereafter launched our Secour product.

Amortization

Amortization of intangible assets was $0 in 2002, compared to $0.3 million for 2001, a decrease of $0.3 million. The decrease in 2002 was due to the adoption of FAS 142, under which goodwill and other intangible assets with indefinite lives are no longer amortized.

Other Income (Loss)

For 2002, other income, net, was $4.1 million, compared to a loss of $3.9 million for 2001, an increase of $8.0 million, or 205%, from 2001. The majority of the increase was due to the net gain on sale of investment securities and $4.0 million received from the Wedbush Matter settlement agreement. See “Legal Proceedings.”

Gain on Sale of Investment Securities

The increase of $24.1 million in 2002 is the result of gains from the sale of Inamed stock in 2002.

Deferred Tax Benefit

A deferred tax benefit of $8.7 million related to the gain on investment securities was recorded in 2001 and reversed in 2002 due to the company realizing the gain on the sale of the investment securities in 2002.

Year ended December 31, 2001 Compared to the Year Ended December 31, 2000

	2001	2000	Change	% Change
Revenue:
Product sales	$7,223,258	$6,065,845	$1,157,413	19%
Other	25,775	19,908	5,867	29%

Total Revenue	7,249,033	6,085,753	1,163,280	19%

Cost and expenses:
Cost of product sales	2,900,085	2,837,812	62,273	2%
Selling, general and administrative	2,225,058	3,062,618	(837,560)	-27%
Research and development	578,254	485,623	92,631	19%
Depreciation and amortization	475,104	604,139	(129,035)	-21%

Total costs and expenses	6,178,501	6,990,192	(811,691)	-12%

Operating income (loss)	1,070,532	(904,439)	1,974,971	218%

Other loss, net	(3,887,811)	(24,936)	(3,862,875)	-15491%

Loss before deferred tax benefit	(2,817,279)	(929,375)	(1,887,904)	-203%

Deferred tax benefit	8,677,091	—	8,677,091	*

Net income (loss)	5,859,812	(929,375)	6,789,187	731%

Other comprehensive income	15,425,939	—	15,425,939	*

Comprehensive income (loss)	$21,285,751	$(929,375)	$22,215,126	2390%

*	not calculable.

Sales

Sales, net of returns, discounts and allowances, or net sales, were $7.2 million for 2001 and $6.0 million for 2000, respectively, an increase of $1.2 million, or 19%. The change from 2000 to 2001 was primarily the result of a decrease in LySonix sales as a result of the patent litigation with Mentor Corporation (see “Legal Proceedings”), which was more than offset by a growth in Parallax product sales. The increase in Parallax product sales was as a result of MSD completing the integration of the Parallax product line into the MSD sales program. Additionally, there was an increase in the number of physicians trained to perform the percutaneous vertebroplasty procedure.

Cost of Product Sales

Cost of product sales as a percentage of sales was 40% in 2001 and 47% in 2000, respectively. The decrease in this percentage is a direct result of the shifting away from the sale of LySonix products and towards the sale of Parallax products. The Parallax products are proprietary and are produced and sold without licenses or royalties, whereas the majority of LySonix products were produced under license and required royalty payments.

Selling, General and Administrative (SG&A)

SG&A expenses were $2.2 million for 2001 and $3.0 million for 2000, respectively, a decrease of $0.8 million, or 27%. Although Parallax SG&A increased in 2001 by 64% due to the costs related to scaling up of the Parallax business, there is an overall decrease in SG&A expenses because LySonix SG&A was reduced primarily due to forgiveness of rent payments for its Carpinteria, California facility. See “Certain Relationships and Related Transactions.”

Research and Development (R&D)

R&D expenses were $0.6 million in 2001 and $0.5 million in 2000, respectively, an increase of $0.1 million, or 19%. Our R&D expenses were related to expanding and improving the Parallax products. In 2001, we completed the development of and thereafter launched our Secour product.

Other Loss, Net

Other loss, net, was $3.9 million in 2001, compared to approximately $25,000 in 2000, an increase of $3.9 million. The 2001 loss was caused by expenses from our various litigation settlements, attorneys’ fees and Receivership fees and expenses. We booked a $1.7 million loss from the settlement of the patent litigation with Mentor Corporation and a $0.6 million loss for related patent litigation fees. See “Litigation Proceedings.”

Year ended December 31, 2000 compared to Year ended December 31, 1999

	2000	1999	Change	% Change
Revenue:
Product sales	$6,065,845	$2,933,105	$3,132,740	107%
Other	19,908	66,934	(47,026)	-70%

Total Revenue	6,085,753	3,000,039	3,085,714	103%

Cost and expenses:
Cost of product sales	2,837,812	2,340,311	497,501	21%
Selling, general and administrative	3,062,618	7,009,946	(3,947,328)	-56%
Research and development	485,623	415,038	70,585	17%
Depreciation and amortization	604,139	624,880	(20,741)	-3%

Total costs and expenses	6,990,192	10,390,175	(3,399,983)	-33%

Operating loss	(904,439)	(7,390,136)	6,485,697	88%

Other loss, net	(24,936)	(4,158)	(20,778)	-500%

Net loss	(929,375)	(7,394,294)	6,464,919	87%

Other comprehensive income	—	—	—	0%

Comprehensive loss	$(929,375)	$(7,394,294)	$6,464,919	87%

Sales

Sales, net of returns, discounts and allowances, or net sales, were $6.0 million for 2000 and $2.9 million for 1999, respectively, an increase of $3.1 million, or 107%. The increase from 1999 to 2000 was primarily due to the nationwide launch of Parallax products into the marketplace. In addition, in 2000, Parallax converted distribution of its products to MSD. MSD then launched the sale of the Parallax products nationwide and increased the opportunity for physician training in the PV procedure. LySonix sales revenue levels remained virtually unchanged from 1999 to 2000.

Cost of Product Sales

Cost of product sales as a percentage of sales was 47% in 2000 and 78% in 1999, respectively. The significant decrease was the result of LySonix reentering the ultrasonic assisted lipoplasty (“UAL”) market. In 1999, LySonix sales were comprised primarily of compression garments and other lower margin consumable products. In 2000, LySonix dropped the Marina garment product line in favor of a contract-manufactured garment line with a better gross margin. As a result of the MSD agreement, Parallax cost of products sold increased to 50%.

Selling, General and Administrative (SG&A)

SG&A expenses were $3.0 million for 2000 and $7.0 million for 1999, respectively, a decrease of $4.0 million, or 56%. This reduction was primarily due to our corporate SG&A being reduced from $4.4 million in 1999 to $0.9 million in 2000 as a result of the Receivership. In 2000, LySonix SG&A also decreased by 29% as a result of reducing the LySonix workforce to correspond to the level of business activity, while Parallax SG&A increased by 38% due to the hiring of additional employees necessary to scale-up production to support increasing product demand.

Research and Development (R&D)

R&D expenses were $0.5 million for 2000 and $0.4 million for 1999, respectively, an increase of 17%. From 1999 to 2000, LySonix R&D decreased by 51% while Parallax R&D increased by 49%. The decrease in LySonix R&D spending related to the loss of the ultrasonic product license agreement with Misonix. The Parallax increase in R&D spending related to an overall scale-up of the business and to costs attributable to the research and development of our Tracers® product.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

	1999	1998	Change	% Change
Revenue:
Product sales	$2,933,105	$8,928,311	$(5,995,206)	-67%
Other	66,934	52,899	14,035	27%

Total Revenue	3,000,039	8,981,210	(5,981,171)	-67%

Cost and expenses:
Cost of product sales	2,340,311	5,183,653	(2,843,342)	-55%
Selling, general and administrative	7,009,946	17,831,057	(10,821,111)	-61%
Research and development	415,038	817,351	(402,313)	-49%
Depreciation and amortization	624,880	1,179,023	(554,143)	-47%

Total costs and expenses	10,390,175	25,011,084	(14,620,909)	-58%

Operating loss	(7,390,136)	(16,029,874)	8,639,738	-54%

Other loss, net	(4,158)	—	(4,158)	*

Net loss	(7,394,294)	(16,029,874)	8,635,580	54%

Other comprehensive income	—	522,268	(522,268)	*

Comprehensive loss	$(7,394,294)	$(15,507,606)	$8,113,312	52%

*	not calculable.

Sales

Sales, net of returns, discounts and allowances, or net sales, were $2.9 million for 1999 and $8.9 million for 1998, respectively, or a decrease of $6.0 million, or 67%, from 1998. The decrease from 1998 to 1999 was primarily due to the termination of the Misonix Agreement, pursuant to which LySonix sold the Misonix-produced UAL equipment, which was LySonix’s primary product line. Misonix terminated the Misonix Agreement in January 1999, alleging MDA had breached the Misonix Agreement.

Cost of Product Sales

Cost of product sales as a percentage of sales was 78% for 1999 and 58% for 1998, respectively. The increase was a direct result of the loss of the ability to sell the Misonix-produced products as a result of the alleged breach that resulted in the Misonix Agreement being terminated.

Selling, General and Administrative (SG&A)

SG&A expenses were $7.0 million for 1999 and $17.8 million for 1998, respectively, a decrease of $10.8 million, or 61%. This significant decrease was as a result of reducing LySonix SG&A by 81%, largely through a reduction in staffing. In 1998, LySonix employed a direct sales force and conducted marketing operations worldwide. During the first two quarters of 1999, the field sales force was terminated and the marketing programs halted. Also contributing to the decrease in SG&A expenses was the 44% reduction in corporate SG&A. Overhead expenses were reduced in the last six months of 1999 due to changes implemented by the Receiver.

Research and Development (R&D)

R&D expenses were $0.4 million in 1999 and $0.8 million in 1998, respectively, a decrease of $0.4 million, or 49%. This decrease was a result of LySonix R&D decreasing 81% and Parallax R&D increasing by 430%. The significant reduction in LySonix R&D spending was a result of resource reallocation and the anticipation of the Misonix dispute.

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

	1998	1997	Change	% Change
Revenue:
Product sales	$8,928,311	$10,935,286	$(2,006,975)	-18%
Other	52,899	—	52,899	100%

Total Revenue	8,981,210	10,935,286	(1,954,076)	-18%

Cost and expenses:
Cost of product sales	5,183,653	4,462,657	720,996	16%
Selling, general and administrative	17,831,057	10,883,217	6,947,840	64%
Research and development	817,351	1,017,487	(200,136)	-20%
Depreciation and amortization	1,179,023	418,650	760,373	182%
Provision for long-term receivables from related parties	—	2,000,000	(2,000,000)	-100%

Total costs and expenses	25,011,084	18,782,011	6,229,073	33%

Net loss	(16,029,874)	(7,846,725)	(8,183,149)	-104%

Other comprehensive income	522,268	624,675	(102,407)	-16%

Comprehensive loss	$(15,507,606)	$(7,222,050)	$(8,285,556)	-115%

Sales

Sales, net of returns, discounts and allowances, or net sales, were $8.9 million in 1998 and $10.9 million in 1997, respectively, a decrease of $2.0 million, or 18%. The decrease in net sales from 1997 to 1998 was primarily due to changes in the LySonix market for UAL equipment. After its product launch in 1997, LySonix faced a longer selling cycle dictated by the requirements of capital equipment purchasing. In addition, there was negative publicity related to the Mentor patent litigation that affected the entire market.

Cost of Product Sales

Cost of product sales as a percentage of sales was 58% for 1998 and 41% for 1997, respectively. The change was primarily as a result of the addition of lower margin consumable products to LySonix’s product offerings, such as compression garments and disposable tubing.

Selling, General and Administrative (SG&A)

SG&A expenses were $17.8 million for 1998 and $10.9 million for 1997, an increase of $6.9 million, or 64%. This increase was as a result of the increased effort associated with selling and marketing the LySonix product line in light of the Mentor patent litigation. See “Legal Proceedings.”

Research and Development (R&D)

R&D expenses were $0.8 million in 1998 and $1.0 million in 1997, a decrease of $0.2 million, or 20%. This decrease was as a result of completion of several projects relating to the development and support of the Lysonix product line.

Provision for Long-Term Receivable from Related Party

During 1997, we recorded a charge for a provision against a long-term receivable from a related party of $2.0 million. The company’s former accountants recorded this allowance based on certain restrictions placed on the restricted stock MDA received subsequent to December 31, 1997, but before the 1997 audit was completed. The restricted stock was received as repayment for advances we made to Inamed Corporation. The advances had been recorded as a related-party receivable.

Amortization

Amortization of intangible assets was $0.5 million in 1998, compared to $0.1 million for 1997, an increase of $0.4 million. Amortization expenses increased due to the amortization of goodwill from the Parallax acquisition, which was completed in September 1998. See “Description of Business – Business Development – Company Acquisitions.”

Impact of Inflation

We believe that inflation has had a negligible effect on operations. We believe that we can offset inflationary increases in the cost of materials and labor by increasing sales prices and improving operating efficiencies.

Liquidity and Capital Resources

At December 31, 2002, we had cash and cash equivalents of $8.5 million, which is an increase of $8.3 million from $0.2 million at December 31, 2001. The increase in cash and cash equivalents in 2002 was primarily from the receipt of cash proceeds from the sale of our Inamed Stock and cash payable to us under the Inamed Matter settlement agreement, less payments to settle legal claims in which we were a party. See “Legal Proceedings.”

At December 31, 2001, we had cash and cash equivalents of $0.2 million, a decrease of $0.1 million from $0.3 million at December 31, 2000. The decrease in cash and cash equivalents in 2002 was as a result of then current business operations.

At December 31, 2000, we had cash and cash equivalents of $0.3 million, an increase of $0.3 million from the approximately $7,000 at December 31, 1999. The increase in cash and cash equivalents was as a result of then current business operations.

At December 31, 1999, we had cash and cash equivalents of approximately $7,000, a decrease of $0.4 million from $0.4 million at December 31, 1998. The decrease in cash and cash equivalents was as a result of then current business operations.

At December 31, 1998, we had cash and cash equivalents of $0.4 million, a decrease of $3.3 million from $3.7 million in 1997. The decrease in cash and cash equivalents was as a result of then current business operations.

Risks Related to Our Business

Certain statements contained in this Form 10-KSB, and other written and oral statements made from time to time by us, do not relate strictly to historical facts. These statements are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,”

“intend,” “may,” “plan,” “possible,” “project,” and “should,” or similar words or expressions, are intended to identify forward looking statements. This forward looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward looking statements made by, or on behalf of, us. We caution you that such forward-looking statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should specifically consider the various factors that could cause actual events or results to differ materially, including those factors described below. It is not possible to foresee or identify all factors affecting our forward-looking statements and you should not consider any list of such factors to be exhaustive. We are under no duty to update any forward-looking statements.

Factors That May Affect Our Future Results

If the Merger is not completed, we may lack the money and personnel to continue operations.

In the event that the Merger is not completed, we will require substantial additional funds for our operations. As of December 31, 2002, we had $8.5 million in cash and cash equivalents, which we believe would be sufficient, together with expected revenues, to fund operations only through the fiscal year ended 2004. We do not know if additional funding will be available at all or on acceptable terms. If we raise funds by issuing equity securities, current stockholders may experience substantial dilution. In addition, we may grant future investors rights which are superior to those of current stockholders. If we raise funds by issuing indebtedness, we may be subject to significant restrictions on our operations. We also expect that, effective November 15, 2003, some of our employees in sales and marketing will be hired by ArthroCare pursuant to the terms of the ArthroCare Distribution Agreement. If the Merger is not completed, we may have to implement cost cutting measures, such as reducing our workforce, which would compromise our ability to continue operations.

Uncertainty regarding the Merger and the effects of the Merger could cause our customers or strategic partners to delay or defer decisions.

In response to the announcement of the Merger, our customers and strategic partners may delay or defer decisions that are material to our business, which could increase our costs and reduce our revenues, regardless of whether the Merger is ultimately completed.

Failure to complete the Merger could negatively impact our operating costs.

If the Merger is not completed for any reason, we will have incurred various costs related to the Merger without realizing any benefits. We will be liable for substantial legal, accounting and financial advisor fees which will adversely affect our operating costs.

We have a history of net losses and may never become profitable, which may cause the value of our common stock to decrease.

We have experienced significant operating losses since our inception in 1995. Our revenues are derived solely from the sale of Parallax’s medical device products. As our operating results may vary significantly due to a combination of factors, many of which are beyond our control, we expect to incur additional operating losses for at least the next several years. Our ability to achieve profitability, if the Merger is not completed, is dependent on our ability, alone or with others, among other things, to:

•	obtain additional financing;

•	adjust to changes in demand for our products;

•	meet the demand for our products;

•	react to the number, timing and significance of new products and product introductions and enhancements by our competitors;

•	develop, introduce and market new and enhanced versions of our products on a timely basis;

•	adjust to changes in pricing policies by us and our competitors;

•	ensure the timing and significant orders and shipments;

•	avoid or successfully litigate product liability claims and other claims that may be brought against us, including claims arising from any product recalls;

•	successfully complete the development of additional product candidates;

•	successfully obtain domestic and international regulatory approvals for and comply with other regulatory requirements affecting future or existing products;

•	successfully manufacture and market, or have others successfully manufacture and market, our product candidates; and

•	gain market acceptance for our product and product candidates.

If we are unable to continue to develop and market new products and technologies, we may experience a decrease in demand for our products or our products could become obsolete.

The medical device industry is rapidly evolving and highly competitive. We believe that our ability to respond quickly to consumer needs or advances in medical technologies, without compromising product quality, is crucial to our success. We engage in product development and improvement programs to maintain and improve our competitive position. We cannot, however, guarantee that we will be successful in enhancing existing products or developing new products or technologies that will timely achieve regulatory approval or receive market acceptance.

There is a risk that our products may not gain market acceptance among physicians, patients and the medical community generally. The degree of market acceptance of any medical device or other product that we develop will depend on a number of factors, including demonstrated clinical efficacy and safety, cost-effectiveness, potential advantages over alternative products, and our marketing and distribution capabilities. Physicians will not recommend our products until clinical data or other factors demonstrate their safety and efficacy compared to other competing products. Even if the clinical safety and efficacy of using our products is established, physicians may elect not to recommend using our products for any number of other reasons, including whether our products best meet the particular needs of any individual patient.

Our products compete with a number of other products manufactured by major medical companies, and may also compete with new products currently under development by others. If our new products do not achieve significant market acceptance, or if our current products are not able to continue competing successfully in the changing market, our revenue may not grow at expected rates and may even decline.

If our intellectual property rights do not adequately protect our products or technologies, others could compete against us more directly, which would hurt our profitability.

Our success depends on our ability to obtain patent protection for our products, preserve trade secrets, and prevent third parties from infringing upon our proprietary rights, including patent rights, both within the United States and abroad. There can be no assurance that our pending or future patent applications will issue, or that our issued patents, or any patents that may issue in the future, will provide any competitive advantages for our products, or that they will not be successfully challenged, narrowed, invalidated or circumvented in the future. Moreover, litigation and interference or opposition proceedings associated with obtaining, enforcing or defending our patents, trade secrets and other proprietary rights is expensive and can divert the efforts of technical and management personnel.

To date, we have not filed patent applications in any foreign countries to correspond with patent applications that we have filed in the United States. We believe that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent and other applicable laws. The protections afforded by foreign patents or any other foreign proprietary protections, if obtained, may be more limited than protections provided domestically. In addition, there can be no assurance that competitors will not seek to apply for and obtain patents or other proprietary rights that will prevent, limit or interfere with our ability to make, use, offer for sale, sell and import our products. For instance, certain medical device, pharmaceutical and other companies, universities and research institutions have filed patent applications or have issued patents relating to compositions and methods for vertebroplasty. There can be no assurance that our patents, patent applications and other proprietary rights will provide sufficient protection from claims that may be brought by the holders of these competing patents and patent applications.

The medical device and pharmaceutical industries have been characterized by litigation regarding patents and other proprietary rights, and many companies in the medical device industry have employed intellectual property litigation as a means to gain a competitive advantage. There can be no assurance that litigation will not be brought against us by third parties in the future, which challenges our patent rights or other proprietary rights, or claims that we have infringed upon the patents or proprietary rights held by such third parties.

Due to the substantial length of time and expense associated with bringing new products through the development and regulatory approval processes in order to reach the marketplace, the medical products industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. While we intend to seek patent protections and other proprietary right protections for our proprietary technology, products and processes, there can be no assurance as to the success or timeliness in obtaining any such patents. In addition, there can be no assurance that the breadth of the proprietary protections we obtain, if any, will provide adequate protection for our proprietary technologies, products and processes, or that we will be able to adequately enforce any proprietary rights to protect our proprietary technology, products and processes.

Since patent applications in the United States are confidential until the patents issue, and publication of discoveries in the scientific and patent literature tends to lag behind actual discoveries by several months, we cannot be certain that our inventors or licensors were the first to conceive of inventions covered by our pending patent applications or that we were the first to file patent applications for such inventions.

We may desire or may be required to obtain licenses to certain patents or proprietary rights of third parties. No assurance can be given that any such licenses would be made available on terms acceptable to us. If we do not obtain such licenses, we could encounter delays in product introductions while we attempt to design around or otherwise avoid infringing upon such patents, or we could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

Despite our obtaining patent and other proprietary protections for our proprietary technology, products and processes, substantial litigation may be necessary to prevent third parties from infringing our patents or are otherwise competing with us by using invalid patents or other proprietary rights. Likewise, substantial litigation may be necessary to enforce or defend patents issued to us, to protect our trade secrets or know-how owned by us, or to determine the scope and validity of the proprietary rights of others. In addition, interference proceedings in the United States Patent and Trademark Office, or opposition proceedings in a foreign patent office, may be necessary to determine the priority of inventions with respect to our patent applications or any patens or other proprietary rights that we may license. Litigation, interference or opposition proceedings could result in substantial costs and divert our attention and resources. Adverse determinations in any such proceedings could prevent us from manufacturing, marketing or selling our products and could have a material adverse effect on our business, financial condition and results of operations.

We rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, through confidentiality agreements with collaborative partners, vendors, suppliers, employees and consultants. We also have invention or patent assignment agreements with our employees and certain, but not all, of our consultants. There can be no assurance that material inventions will not be developed by an employee or consultant that is not bound by an invention assignment agreement. There can be no assurance that our binding agreements with employees and consultants will not be breached, that we would have adequate remedies for any such breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors.

If third parties claim we are infringing their intellectual property rights, we could suffer significant litigation or licensing expenses or be prevented from marketing our products.

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of others. However, regardless of our intent, our technologies may infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we may face litigation and may be prevented from pursuing product development or commercialization. If we become involved in any litigation, interference or other administrative proceedings, we may incur substantial expense and the efforts of our technical and management personnel may be significantly diverted. An adverse determination may subject us to loss of our propriety position or to significant liabilities, may require us to seek licenses from third parties, and/or may restrict or prevent us from manufacturing and selling certain of our products. If we are required to seek licenses from third parties, costs associated with these arrangements may be substantial and may include ongoing royalties. Furthermore, we may not be able to obtain the necessary licenses on satisfactory terms, if at all.

We have been involved as a defendant in lawsuits of this nature in the past. These matters have been resolved and are discussed in Item 3 of this Form 10-KSB and the Notes to the Consolidated Financial Statements.

Our ability to sell and manufacture our products could be adversely affected if we cannot obtain the raw materials needed from suppliers and/or obtain vendors to complete the manufacturing process.

If any disruption in the supply of our products were to occur due to lack of materials and/or access to vendors who complete the finished goods, our sales and profitability would be adversely affected and the existence of our products may be jeopardized.

Our access to capital is uncertain.

We may require substantial additional funding in order to finance our research and product development programs, including for preclinical testing and clinical trials of our product candidates, for operating expenses and for the pursuit of regulatory approvals for our product candidates, and may require additional funding for establishing manufacturing and marketing capabilities in the future. We currently believe that our existing capital resources will be sufficient to satisfy our current and projected funding requirements through 2004. Our future capital requirements will depend on many factors, including continued scientific progress in research and development programs, the magnitude of these programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, if any, the costs involved in filing and prosecuting patent applications and enforcing patent claims, the impact of competing technological and market developments, the establishment of strategic alliances, the cost of manufacturing and of commercialization activities and the cost of product licensing. There can be no assurance that our cash and cash equivalents will be adequate to satisfy our capital and operating requirements and we may need to pursue opportunities to obtain debt or equity financing. There can be no assurance that such additional financing will be available on reasonable terms, if at all. Any additional equity financings would be dilutive to our stockholders. If adequate funds are not available, we may be required to curtail significantly one or more of our research and development programs or obtain funds through arrangements that may require us to relinquish rights to certain of our technologies or product candidates.

If we make any acquisitions, we will incur a variety of costs and may never realize the anticipated benefits.

We may attempt to acquire businesses, technologies or products that we believe are a strategic fit with our business. If we undertake any transaction of this sort, the process of integrating a business, technology or product may result in operating difficulties and expenditures which may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangibles, and the incurrence of large immediate write-offs.

Our ability to attract and retain key management, employees and consultants is uncertain.

We are dependent on the principal members of our management and scientific staff. The loss of services of any of these personnel could impede the achievement of our development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to our success. There can be no assurance that we will be able to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced scientists and personnel. In addition, we rely on a significant number of consultants to assist us in formulating our research and development strategy. All of our consultants are employed as independent contractors and not as our employees, and such consultants may have additional commitments to, or advisory or consulting agreements with, other entities that may limit their availability to the company.

If clinical trials for our products are unsuccessful or delayed, we will be unable to meet our anticipated development and commercialization timelines, which could affect our profitability.

Before obtaining regulatory approvals for the commercial sale of certain products, we must demonstrate through pre-clinical testing and clinical trials that our products are safe and effective for use in humans. Conducting clinical trials is a lengthy, time-consuming and expensive process. The production and marketing of our products and ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. Most of the medical devices we develop must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process before they can be marketed. This process makes it difficult and costly to bring our products to market, and we cannot guarantee that any of our products will be approved. The pre-marketing approval process can be particularly expensive, uncertain and lengthy, and a number of devices for which other companies have sought regulatory approval have never been approved for marketing.

In addition, the results from pre-clinical testing and early clinical trials are often not predictive of results obtained in later clinical trials. A number of new products have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which may delay, limit, or prevent regulatory approval. In addition, our commencement and rate of completion of clinical trials may be delayed by many factors, including: lack of efficacy during the clinical trials; unforeseen safety issues; slower than expected patient recruitment; government or regulatory delays or rejections due to perceived defects in the design of the clinical trials; and changes in regulatory policy during the period of product development. Any delays in, or termination of, our clinical trials will materially and adversely affect our development and commercialization timelines, which could affect our profitability.

In March 2003, we initiated a multi-center, prospective, randomized clinical trial to establish the relative safety and efficacy of Secour for use in percutaneous vertebroplasty. As of November 12, 2003, we have enrolled six patients at two of the nine approved sites for this clinical trial. We cannot guarantee that the clinical trial for Secour will be completely enrolled, result in a submission to the FDA or result in a successful product approval.

We are subject to substantial domestic government regulation which could materially adversely affect our business.

Our existing and proposed products, research and development and planned commercialization activities are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. The Federal Food, Drug and Cosmetic Act (the “FDC Act”), as amended, the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the preclinical and clinical testing, manufacturing conditions, device safety, efficacy, labeling and storage, record keeping, advertising and the promotion of medical devices and drugs. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

In the United States, medical devices are classified into three different classes (Class I, Class II and Class III) on the basis of controls deemed necessary to reasonably ensure the safety and effectiveness of any particular type of device. Class I devices are subject to general controls (which relate to labeling, premarket notification and adherence to FDA’s good manufacturing practices, recently codified in the quality system regulation (the “QSR”)). Class II devices are subject to general and special controls (which relate to performance standards, postmarket surveillance, patient registries, and FDA guidelines). Class III devices require premarket approval by the FDA to ensure their safety and effectiveness. Class III devices are generally life-sustaining, life-supporting or implantable devices, or new devices which have not been found to be “substantially equivalent” to existing and legally marketed devices.

Before a new medical device can be marketed, marketing clearance must be obtained through a premarket notification under Section 510(k) of the FDC Act or a PMA application under Section 515 of the FDC Act. A 510(k) clearance will typically be granted by the FDA if it can be established that the device is substantially equivalent to a “predicate device,” which is a legally marketed Class I or Class II device or a preamendment Class III device (a device that has been marketed since a date prior to May 28, 1976) for which the FDA has not called for PMAs. Recently, the FDA has required an increasingly rigorous demonstration of “substantial equivalence” and this demonstration often includes the submission of substantial human clinical trial data. It generally takes four to twelve months from the date of a 510(k) submission to obtain clearance, but it may take significantly longer depending upon the level of demonstration required by the FDA.

The FDA may determine that a medical device is not substantially equivalent to a predicate device, or that additional information is needed before a substantial equivalence determination can be made. The receipt of a “not substantially equivalent” determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. A device may require significant modification or enhancement before being cleared through the 510(k) process. Such modifications or enhancements to a device could significantly affect the safety or effectiveness of that device, or constitute a major change in the intended use of the device. A device that is modified, enhanced or otherwise undergoes a major change in its intended use during the initial 510(k) submission, may need to be begin anew the 510(k) process.

A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a preamendment Class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical trials, bench tests, and laboratory and animal studies. The PMA must also contain a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission includes all proposed labeling, advertising literature, and training materials. The PMA can be expensive, uncertain and lengthy, and a number of devices for which PMA approval has been sought by other companies have never been approved for marketing. Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA. The FDA review of a PMA application generally takes one to three years from the date the PMA is accepted for filing, but may take significantly longer. The review time is often significantly extended if the FDA asks for more information or clarification regarding the information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians and others knowledgeable in the applicable field, may be convened to review and evaluate the application and provide a recommendation to the FDA as to whether the device should be approved. The FDA accords substantial weight to the recommendation but is not bound by it. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer’s facilities to ensure compliance with applicable QSR requirements, which include extensive requirements relating to product design, manufacturing processes, testing, control documentation and other quality assurance procedures.

If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When, and if, those conditions have been fulfilled to the satisfaction of the FDA, the FDA will issue a PMA approval letter, authorizing marketing of the device for certain indications. If the FDA’s evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a “non-approvable” letter. The FDA may determine that additional clinical trials are necessary, in which case the PMA may be delayed for one or more years while additional clinical trials are conducted and submitted in an amendment to the PMA. Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

If human clinical trials of a device are required, either for a 510(k) premarket notification or a PMA application, and the device presents a “significant risk” to human patients, the sponsor of the trial must file an investigational device exemption (“IDE”) application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards (“IRBs”), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA.

If the device presents a “nonsignificant risk” to human patients, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs, without the need for FDA review. Submission of an IDE provides no assurance that the FDA will approve the IDE. Even if the IDE is approved, there can be no assurance that the FDA will determine that the data derived from the studies support the safety and efficacy of the device or warrant the continuation of clinical studies. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study, provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

Although most of our products are Class I or Class II devices, we may in the future develop products that will be regulated as Class III medical devices which will require PMA approval prior to being marketed in the United States. If this is the case, we will need to obtain for each of our products an IDE in order to conduct clinical trials in the United States. There can be no assurance that we will receive Class III medical device designation for our products or that we will be able to obtain IDEs for each of our planned products or that data from any clinical studies if and when commenced will demonstrate the safety and effectiveness of our product or will adequately support a PMA application.

If clearance or approval for any of our products is obtained, such products will be subject to pervasive and continuing regulation by the FDA. For example, we will be subject to routine inspection by the FDA and will have to comply with numerous regulatory requirements that usually apply to medical devices marketed in the United States, such as labeling regulations, applicable QSR requirements, Medical Device Reporting (“MDR”) regulations, which require a manufacturer to report to the FDA certain types of adverse events involving its products, and the FDA prohibitions against promoting products for unapproved or “off-label” uses. Any failure by us to comply with applicable regulatory requirements could result in the detention or seizure of products, issuance of an enjoinment of future product activities and the assessment of civil and criminal penalties against the Company, our officers and our employees. Failure to comply with the regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. In addition, regulations regarding the manufacture and sale of our products are subject to change. We cannot predict the effect, if any, that such changes might have on our prospects, business, financial condition or results of operations.

In November 1997, the FDA Modernization Act of 1997 was signed into law. This legislation makes changes to the device provisions of the FDC Act and other provisions in the FDC Act affecting the regulation of devices. Among other things, the changes will affect the IDE, 510(k) and PMA processes, and also will affect device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and postmarket surveillance, accredited third party review, and the dissemination of off label information. Many of these changes are still being implemented and the Company cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of the Company’s products.

Although the Company anticipates that its products will be classified by the FDA as medical devices, in the event that a given product is classified by the FDA as a drug, it will require FDA approval of a new drug application (“NDA”) prior to commercialization in the United States. The NDA process is generally more onerous, costly and lengthy than the PMA process, often requiring more extensive preclinical and clinical testing. Many products for which NDAs have been submitted by other companies have never been approved for marketing. Before clinical studies of a new drug can begin, an investigational new drug (“IND”) application must be submitted to the FDA. FDA regulations provide that human clinical trials may begin thirty days following submission of an IND application, unless the FDA advises otherwise or requests additional information, clarification or additional time to review the application. An IND application contains extensive preclinical data and information about the drug. There can be no assurance that the Company will develop sufficient data and information to submit an IND for its products or that such data and information if submitted, would be sufficient for the purposes of commencing clinical studies of the products. Delays in the receipt of or failure to obtain FDA authorization to begin or continue clinical trials could have a material adverse effect on our business, financial condition or results of operations.

Delays in or rejection of FDA or other government entity approval of our new products may also adversely affect our business. Such delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected rates of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the United States and abroad. In the United States, there has been a continuing trend of more stringent FDA oversight in product clearance and enforcement activities, causing medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk, and higher expenses. In Europe, there is a risk that we may not be successful in meeting European quality standards or other certification requirements. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted. It is possible, for example, that we may not receive FDA approval to market our current products for the applications for which our products are designed, or to market updated products that represent extensions of our basic technology. In addition, we may not receive FDA approval to export products in the future, and countries to which our products are to be exported may not approve them for import.

If the FDA finds that bone cement should not be used in the spine, our ability to sell and promote our instruments would be harmed, and our exposure to product liability litigation could increase.

In October 2002, the FDA published a Public Health Web Notification entitled “Complications Related to the Use of Bone Cement in Vertebroplasty and Kyphoplasty Procedures.” The notification states that reported complications related to vertebroplasty and kyphoplasty procedures, such as soft tissue damage and nerve root pain and compression, have resulted from leakage of bone cement, and that other complications including pulmonary embolism, respiratory and cardiac failure and death had been reported. The notification is subject to potential future revision at the sole discretion of the FDA. The content of a revised notification cannot be predicted. The notification indicates that the FDA is working with appropriate professional organizations and manufacturers of orthopedic devices to consider the regulatory options available to evaluate the long-term safety and effectiveness of bone cement in vertebroplasty and kyphoplasty procedures. The notification requests that the healthcare community follow established procedures for reporting of deaths or serious injuries resulting from the use of medical devices, including bone cement. Notifications such as the one issued in October 2002 may raise concerns with our customers, potential customers and reimbursement organizations, which could impact our ability to sell and promote our instrument. An increase in reports of deaths or serious injuries could lead to the FDA issuing safety alerts, health advisories, or FDA-mandated labeling changes restricting use of our instruments, including new warnings regarding their use or contraindicating their use with bone cement. In addition, increased reporting of adverse events would expose us to product liability litigation, and our current insurance coverage limits may not be adequate. Product liability insurance is expensive and may not be available to us in the future on acceptable terms, if at all.

Our existing and future manufacturing facilities are subject to substantial government regulation, which could materially affect our business.

Our manufacturing facilities are subject to continual government review and inspection. The FDA has stated publicly that compliance with manufacturing regulations will be strictly scrutinized. A governmental authority may challenge our compliance with applicable federal, state and foreign regulations. In addition, any discovery of previously unknown problems with one of our products or facilities may result in restrictions on our products or our current or future facilities, including withdrawal of our products from the market or other enforcement actions.

Existing government regulations could substantially alter the regulatory approval process for our products, which could materially affect our business.

From time to time, legislative or regulatory proposals are introduced that could alter the review and approval process relating to medical devices. It is possible that the FDA will issue additional regulations further restricting the sale or our present and proposed products. Any change in the legislation or regulations that govern the review and approval process relating to our current and future products could make it more difficult and costly to obtain approval for new products, or to produce, market and distribute existing products.

We are subject to substantial international government regulation which could materially adversely affect our business.

We market our products in Europe and other foreign countries, and we and/or our partners must obtain the required regulatory approvals and comply with extensive regulations governing safety, quality and manufacturing processes that exist in these foreign countries. These regulations vary significantly from country to country. The process required to obtain approval to market our products outside the United States may be materially longer or more costly than the processes required in the United States.

In order to market our products in the member countries of the European Union, we will be required to obtain CE Mark certification. CE Mark certification is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain a CE Mark certification, companies must complete a successful quality systems audit in accordance with the Medical Devices Directive requirements, which is one of the principal steps in the CE Mark process. The remainder of the CE Mark process consists primarily of review by the approving body of additional documentation submitted by the Company to document each product’s clinical safety and performance. We sell products in the European Union and have obtained CE Marks for those products and plan to obtain CE Marks for future products that are planned to be sold in the European Union. While we plan to market additional products in the European Union from time to time, there can be no assurance that we will be successful in completing the CE Mark certification process or obtaining CE Mark certification, in a timely manner, if at all, which may have material adverse results on our revenues.

Healthcare reform legislation could materially adversely affect our business.

If any national healthcare reform or other legislation or regulations is passed that imposes limits on the number or type of medical procedures that may be performed or that has the effect of restricting a physician’s ability to select specific products for use in patient procedures, such changes could have a material adverse effect on the demand for our products. In the United States, there have been, and we expect that there will continue to be, a number of federal and state legislative and regulatory proposals to implement greater governmental control over the healthcare industry. These proposals create uncertainty as to the future of our industry and may have a material adverse effect on our ability to raise capital or form collaborations. In a number of foreign markets, the pricing and profitability of healthcare products is subject to governmental influence or control. In addition, legislation or regulations may be enacted, which could impose restrictions on the prices that we may charge for our products or medical devices, which may adversely affect our sales and profitability.

If we do not gain market acceptance for our products or suffer negative publicity concerning the safety of our products, our sales may be harmed and we may be forced to withdraw our products.

There is no assurance that any of our products will gain market acceptance even if necessary domestic and international marketing approvals are obtained. We believe that recommendations and endorsements by physicians will be essential for acceptance of our medical device products, and there can be no assurance that any such recommendations or endorsements will be obtained. Physicians and potential patients may have a number of concerns about the safety of our products, regardless of whether such concerns have a basis in generally accepted science or peer-reviewed scientific research or not. Negative publicity – whether accurate or inaccurate – about our products could materially reduce market acceptance of our products and could result in product withdrawals.

In addition, acceptance among physicians may also depend upon our ability to train physicians and other potential users of our products in the application of vertebroplasty products, which they typically have not used. The willingness of such users to learn such new techniques is uncertain. Additional factors in achieving market acceptance may include our ability to address competition from United States and international medical device, pharmaceutical and biopharmaceutical companies, to develop a marketing and sales force, to form strategic partnerships and to manufacture price- and cost-effective products. The failure of our products to achieve significant market acceptance will have a material adverse effect on our business, financial condition and results of operations.

If our use of hazardous materials results in contamination or injury, we could suffer significant financial loss.

Our research and development processes involve the controlled use of hazardous materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources, including our insurance coverage. We believe that we are in compliance in all material respects with applicable environmental laws and regulations. Accordingly, we do not expect to make material capital expenditures for environmental control facilities in the near-term. However, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that our operations, business or assets will not be materially and adversely affected by the costs of compliance with current or future environmental laws or regulations.

We are currently defending two Lysonix product liability claims. If we are unsuccessful in our defense, we may be required to pay substantial damage awards that could exceed our reserves and insurance coverage.

Since LySonix ceased operations in 2002, we retained two contingent liabilities relating to product liability claims whereby two patients suffered injuries as a result of undergoing surgical procedures involving LySonix products. Although our product liability insurance carrier is currently defending the suits against us on our behalf, we may incur substantial costs related to damage awards if our insurance carrier is not successful and our insurance does not provide adequate coverage.

We may be subject to future product liability claims or product recalls which could cause us to pay substantial damage awards and other expenses that could exceed our reserves and insurance coverage.

The use of any of our potential products in clinical trials and the sale of any approved products may expose us to future liability claims resulting from the use of our products. These claims could be brought by consumers, health care providers, pharmaceutical companies or others selling such products. If these claims are successful we may be liable for substantial monetary damages, and we may be required to undertake a costly and time-intensive recall effort, and we may be required to expend significant resources to correct manufacturing deficiencies, labeling errors, or other safety or regulatory deficiencies in our products.

Although we have liability insurance to protect us from the costs of claims for damages due to the use or recall of our products under certain circumstances, any such claim could exceed our insurance coverage. If our insurance does not provide sufficient coverage, product liability claims or recalls could result in material losses. Moreover, adequate product liability insurance may not continue to be available, either at existing or increased levels of coverage, or on commercially reasonable terms.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Medical Device Alliance Inc.

and Subsidiaries

Consolidated Financial Statements

Years Ended December 31, 2002, 2001, 2000, 1999, 1998 and 1997

Medical Device Alliance Inc.

and Subsidiaries

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of

Medical Device Alliance Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Medical Device Alliance Inc. and its subsidiaries (the “Company”) as of December 31, 2002, 2001, 2000, 1999 and 1998, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Device Alliance Inc. and subsidiaries as of December 31, 2002, 2001, 2000, 1999 and 1998, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/    BDO Seidman, LLP

New York, New York

June 20, 2003, except for Note 13,

as to which the date is October 23, 2003

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of

Medical Device Alliance Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Medical Device Alliance Inc. and its subsidiaries (the “Company”) as of December 31, 1997, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Device Alliance Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    Farber & Hass, LLP

Oxnard, California

August 7, 1998

Medical Device Alliance Inc.

and Subsidiaries

Consolidated Balance Sheets

December 31,	2002	2001	2000	1999	1998	1997
Assets
Current:
Cash and cash equivalents	$8,501,162	$169,363	$308,142	$7,105	$402,124	$3,746,577
Receivables, less reserves of $-0-, $1,104,261, $1,712,743, $2,672,000, $3,548,000 and $1,306,000, respectively:
Trade	568,629	327,944	522,079	155,998	448,047	2,082,594
Miscellaneous (Note 2)	—	2,500,000	—	—	—	—
Related parties	—	—	—	—	—	296,956
Others	—	—	—	—	—	651,233
Inventories	1,298,042	1,081,503	1,057,500	735,798	3,801,383	4,402,520
Investments (Note 4)	162,059	29,094,280	—	—	—	1,283,214
Prepaid expenses and other current assets	69,009	22,099	—	—	—	848,154

Total current assets	10,598,901	33,195,189	1,887,721	898,901	4,651,554	13,311,248

Property and equipment:
Leasehold improvements	—	84,506	84,506	84,506	84,506	73,076
Furniture and equipment	691,276	1,560,869	1,409,712	1,582,337	1,567,921	1,788,091
Less: Accumulated depreciation and amortization	(241,522)	(1,167,455)	(1,041,418)	(1,169,995)	(812,622)	(214,035)

Net property and equipment	449,754	477,920	452,800	496,848	839,805	1,647,132

Receivables, net of current portion:
Trade	—	—	—	—	—	30,543
Related parties	—	—	—	—	—	4,873,192
Employees	—	—	—	—	—	238,760

Total receivables	—	—	—	—	—	5,142,495

Investments, long-term	—	—	4,991,250	4,991,250	4,991,250	1,885,044

Goodwill, net of accumulated amortization of $1,163,556,$1,163,556, $814,531, $253,000, $576,000 and $104,000,respectively	3,898,423	3,902,659	4,251,664	4,811,061	5,076,386	417,635

Other assets	15,291	—	23,447	68,857	39,661	42,995

	$14,962,369	$37,575,768	$11,606,882	$11,266,917	$15,598,656	$22,446,549

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,173,923	$8,576,989	$6,232,063	$4,700,309	$3,921,699	$3,236,920
Due to related parties, net	—	—	3,147,931	2,864,163	1,066,112	645,254
Accrued expenses and other liabilities:
Salaries	87,706	192,584	115,972	19,929	126,861	—
Litigation settlement	—	5,690,000	—	—	—	—
Margin principal and interest	—	1,586,040	1,454,897	1,599,354	1,361,442	—
Other	120,450	91,446	582,468	1,082,486	727,572	306,886

Total current liabilities	1,382,079	16,137,059	11,533,331	10,266,241	7,203,686	4,189,060

Convertible debentures	—	—	—	—	—	4,498,740

Series B redeemable preferred stock (Note 5)	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000	—

Redeemable shares of common stock (Note 12)	—	8,175,252	—	—	—	—

Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Series A preferred stock - $.001 par value; 20,000,000 shares authorized; -0-, -0-, -0-, -0-, -0- and 2,657,085 shares issued and outstanding, respectively	—	—	—	—	—	2,657
Common stock - $.001 par value; 50,000,000 shares authorized;8,876,155, 8,876,155, 10,212,572, 10,212,572, 6,800,000 and 5,889,600 shares issued at December 31, 2002, 2001, 2000, 1999, 1998 and 1997, respectively	8,876	8,876	10,213	10,213	10,213	6,800
Additional paid-in capital	19,734,021	19,720,521	27,894,436	27,892,186	27,892,186	22,931,373
Accumulative comprehensive income, net	—	15,425,939	—	—	—	—
Less: Notes receivable	—	—	(79,407)	(79,407)	(79,407)	(261,665)
Accumulated deficit	(11,162,607)	(26,891,879)	(32,751,691)	(31,822,316)	(24,428,022)	(8,920,416)
Treasury stock (2,005,000 common shares at December 31, 2002), at cost (Note 2)	—	—	—	—	—	—

Total stockholders’ equity (deficit)	8,580,290	8,263,457	(4,926,449)	(3,999,324)	3,394,970	13,758,749

	$14,962,369	$37,575,768	$11,606,882	$11,266,917	$15,598,656	$22,446,549

See accompanying notes to consolidated financial statements.

Medical Device Alliance Inc.

and Subsidiaries

Consolidated Statements of Operations and

Comprehensive Income (Loss)

Year ended December 31,	2002	2001	2000	1999	1998	1997
Revenues:
Product sales	$3,624,159	$7,223,258	$6,065,845	$2,933,105	$8,928,311	$10,935,286
Other	3,240	25,775	19,908	66,934	52,899	—

Total revenues	3,627,399	7,249,033	6,085,753	3,000,039	8,981,210	10,935,286

Costs and expenses:
Cost of product sales	1,256,505	2,900,085	2,837,812	2,340,311	5,183,653	4,462,657
Selling, general and administrative	5,385,098	2,225,058	3,062,618	7,009,946	17,831,057	10,883,217
Research and development	614,091	578,254	485,623	415,038	817,351	1,017,487
Depreciation and amortization	155,606	475,104	604,139	624,880	1,179,023	418,650
Provision on long-term receivables from related parties	—	—	—	—	—	2,000,000

Total costs and expenses	7,411,300	6,178,501	6,990,192	10,390,175	25,011,084	18,782,011

Operating income (loss)	(3,783,901)	1,070,532	(904,439)	(7,390,136)	(16,029,874)	(7,846,725)
Other income (loss), net (including interest income of $33,342 in 2002, $29,848 in 2001, $40,125 in 2000, $31,646 in 1999, $572,156 in 1998 and $544,934 in 1997) (Note 11)	4,089,766	(3,887,811)	(24,936)	(4,158)	—	—
Net gain on sale of investment securities (Note 2)	24,100,498	—	—	—	—	—

Income (loss) before deferred tax benefit	24,406,363	(2,817,279)	(929,375)	(7,394,294)	(16,029,874)	(7,846,725)
Deferred tax benefit (expense)	(8,677,091)	8,677,091	—	—	—	—

Net income (loss)	15,729,272	5,859,812	(929,375)	(7,394,294)	(16,029,874)	(7,846,725)
Other comprehensive income - unrealized gain on investments - net of tax benefit of $8,677,091 in 2001	—	15,425,939	—	—	522,268	624,675

Comprehensive income (loss)	$15,729,272	$21,285,751	$(929,375)	$(7,394,294)	$(15,507,606)	$(7,222,050)

Net income (loss) per common share:
Basic	$1.83	$0.58	$(0.09)	$(0.72)	$(1.64)	$(1.09)
Diluted	1.83	0.58	(0.09)	(0.72)	(1.64)	(1.09)

See accompanying notes to consolidated financial statements

Medical Device Alliance Inc.

and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

Years ended December 31, 2002, 2001, 2000, 1999, 1998 and 1997

	Preferred stock		Common stock		Additional paid-in capital	Notes receivable	Accumulated deficit	Accumulated comprehensive income	Treasury stock		Total
	Shares	Amount	Shares	Amount					Number of shares	Cost
Balance, January 1, 1997	—	$—	5,889,600	$5,890	$4,200,410	$(37,500)	$(1,698,366)	$—	—	$—	$2,470,434
Issuance of common stock	—	—	910,400	910	4,295,789	(224,165)	—	—	—	—	4,072,534
Issuance of preferred stock	2,657,085	2,657	—	—	14,435,174	—	—	—	—	—	14,437,831
Net loss	—	—	—	—	—	—	(7,222,050)	—	—	—	(7,222,050)

Balance, December 31, 1997	2,657,085	2,657	6,800,000	6,800	22,931,373	(261,665)	(8,920,416)	—	—	—	13,758,749
Net collections of subscriptions receivable	—	—	(1,833)	(1)	(9,163)	182,258	—	—	—	—	173,094
Conversion of preferred stock to common stock (Series A)	(2,657,085)	(2,657)	2,657,085	2,657	—	—	—	—	—	—	—
Conversion of debentures to common stock	—	—	801,320	801	5,247,933	—	—	—	—	—	5,248,734
Other	—	—	(44,000)	(44)	(277,957)	—	—	—	—	—	(278,001)
Net loss	—	—	—	—	—	—	(15,507,606)	—	—	—	(15,507,606)

Balance, December 31 1998	—	—	10,212,572	10,213	27,892,186	(79,407)	(24,428,022)	—	—	—	3,394,970
Net loss	—	—	—	—	—	—	(7,394,294)	—	—	—	(7,394,294)

Balance, December 31, 1999	—	—	10,212,572	10,213	27,892,186	(79,407)	(31,822,316)	—	—	—	(3,999,324)
Issuance of non-voting common stock	—	—	—	—	2,250	—	—	—	—	—	2,250
Net loss	—	—	—	—	—	—	(929,375)	—	—	—	(929,375)

Balance, December 31, 2000	—	—	10,212,572	10,213	27,894,436	(79,407)	(32,751,691)	—	—	—	(4,926,449)
Reclassification of shares to redeemable stock	—	—	(1,336,417)	(1,337)	(8,173,915)	—	—	—	—	—	(8,175,252)
Unrealized gain on investment	—	—	—	—	—	—	—	24,103,030	—	—	24,103,030
Deferred tax benefit on unrealized gain on investment	—	—	—	—	—	—	—	(8,677,091)	—	—	(8,677,091)
Notes/subscriptions receivable written off	—	—	—	—	—	79,407	—	—	—	—	79,407
Net income	—	—	—	—	—	—	5,859,812	—	—	—	5,859,812

Balance, December 31, 2001	—	—	8,876,155	8,876	19,720,521	—	(26,891,879)	15,425,939	—	—	8,263,457
Redemption of common stock from settlement (Note 2)	—	—	—	—	—	—	—	—	(2,005,000)	—	—
Issuance of non-voting common stock	—	—	—	—	13,500	—	—	—	—	—	13,500
Realized gain on investment	—	—	—	—	—	—	—	(24,103,030)	—	—	(24,103,030)
Deferred tax provision on realized gain on investment	—	—	—	—	—	—	—	8,677,091	—	—	8,677,091
Net income	—	—	—	—	—	—	15,729,272	—	—	—	15,729,272

Balance, December 31, 2002	—	$—	8,876,155	$8,876	$19,734,021	$—	$(11,162,607)	$—	(2,005,000)	$—	$8,580,290

See accompanying notes to consolidated financial statements.

Medical Device Alliance Inc. and Subsidiaries Consolidated Statements of Cash Flows

Year ended December 31,	2002	2001	2000	1999	1998	1997
Cash flows from operating activities:
Net income (loss)	$15,729,272	$5,859,812	$(929,375)	$(7,394,294)	$(15,507,606)	$(7,222,050)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax provision (benefit)	8,677,091	(8,677,091)	—	—	—	—
Depreciation and amortization	155,606	475,042	604,139	610,770	1,180,954	298,481
Provision for loss on trade accounts receivable	(1,104,261)	(608,482)	(959,037)	(876,211)	2,242,327	—
Gain on sale of securities investment	(24,100,498)	—	—	—	—	—
(Gain) loss on sale or disposal of fixed assets	116,160	20,407	(67,262)	—	514,149	—
Provision on long-term receivables from related parties	—	—	—	—	(103,883)	2,000,000
Amortization of debenture issuance costs	—	—	—	—	—	120,169
Changes in operating assets and liabilities:
Trade receivables	863,576	802,617	592,956	1,168,260	73,996	(2,461,665)
Miscellaneous receivables	2,500,000	(2,500,000)	—	—	—	—
Inventories	(216,539)	(24,003)	(321,702)	3,065,585	601,137	(3,558,129)
Prepaid expenses and other current assets	(46,910)	1,348	45,410	(40,594)	819,891	(364,154)
Accounts payable and other liabilities	(14,757,512)	7,751,659	1,223,651	1,264,504	2,254,626	3,926,426

Net cash provided by (used in) operating activities	(12,184,015)	3,101,309	188,780	(2,201,980)	(7,924,409)	(7,260,922)

Cash flows from investing activities:
Net sales/maturities (purchases) of investments	28,932,221	—	—	—	4,680,758	(3,168,258)
Purchases of property and equipment	(243,600)	(171,564)	(208,432)	(14,714)	(311,471)	(1,850,428)
Proceeds from sale of fixed assets	—	—	275,000	—	—	—
Net advances to related parties and employees	—	(3,147,931)	43,439	1,798,051	(490,101)	(7,408,908)
Intangible and other assets	(11,055)	—	—	23,624	55,683	(85,340)

Net cash provided by (used in) investing activities	28,677,566	(3,319,495)	110,007	1,806,961	3,934,869	(12,512,934)

Cash flows from financing activities:
Payment on redeemable common shares	(8,175,252)	—	—	—	—	—
Proceeds from issuance of:
Common stock	—	—	—	—	—	4,552,000
Preferred stock	—	—	—	—	—	15,942,510
Convertible debentures	—	—	—	—	749,994	4,859,246
Stock and debenture issuance costs	—	—	—	—	—	(2,240,655)
Proceeds from issuance of common stock of subsidiary	13,500	—	2,250	—	—	—
Net change in notes receivable	—	79,407	—	—	173,093	(224,165)
Other	—	—	—	—	(278,000)	—

Net cash provided by (used in) financing activities	(8,161,752)	79,407	2,250	—	645,087	22,888,936

Net increase (decrease) in cash and cash equivalents	8,331,799	(138,779)	301,037	(395,019)	(3,344,453)	3,115,080
Cash and cash equivalents, beginning of year	169,363	308,142	7,105	402,124	3,746,577	631,497

Cash and cash equivalents, end of year	$8,501,162	$169,363	$308,142	$7,105	$402,124	$3,746,577

See accompanying notes to consolidated financial statements.

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

1.	The Company	Medical Device Alliance Inc. (“MDA” or the “Company”), a Nevada corporation, was formed on September 11, 1995 to acquire, develop, and market medical and surgical devices on a global basis. In November 1996, MDA formed a wholly-owned subsidiary, LySonix Incorporated, which was headquartered in Carpinteria, California, and MDA Capital Incorporated, which is located at the corporate headquarters in Las Vegas, Nevada. LySonix developed and marketed ultrasonic surgical systems and related products, and MDA Capital Incorporated provided financing programs to customers of LySonix. In September 1998, the Company completed the acquisition of Parallax, an entity primarily engaged in product development for vertebroplasty procedures in the niche spinal/orthopedic market.

The Company has incurred net operating losses since inception and expects to continue to incur such losses unless and until its products successfully achieve commercial viability. In addition, a significant portion of its contributed capital was advanced to an affiliated entity, the repayment of which was primarily with long-term assets. These and other factors caused a severe liquidity problem at the Company. Management of the Company has developed an operating plan that it believes will generate sufficient cash flow to enable the Company to conduct its operations in the normal course of business.

Management Plans

Management believes the settlement agreements in the Ahr Matter, McGhan matter and Inamed matter along with the settlement of the Mentor patent litigation will allow the Company to implement a normalized business plan (see Note 2). The Company’s business plan focuses primarily on the development and expansion of the Company’s Parallax Medical, Inc. subsidiary. Management also believes that it has the means through forecasted Parallax sales, conservative business practices and its current cash position to fund operations for at least the next 12 months (Note 12).

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

2.	Recent Developments	The District Court of Clark County Nevada (the “Court”), by order dated June 29, 1999 (The “Receivership Action), appointed George C. Swarts as receiver (the “Receiver”) of Medical Device Alliance Inc. and its subsidiaries (the ”Company” or “MDA”). The Court took this action as a result of the case of Robert Ahr, et. al. v. Medical Device Alliance Inc., Case No. A400852 (the “Ahr Matter”). Subsequent to such appointment, the Receiver, pursuant to Nevada law, assumed all of the Company’s day-to-day activities and management of assets. As required by Nevada law, the Receiver filed reports (the “Report”) to the Court to inform the Court of the progress of the receivership (the “Receivership”), and the Receiver’s plans for the Company’s future.

The Ahr Matter related to certain of MDA’s shareholders (the “Ahr Shareholders”) that purchased shares of the Company’s stock for approximately $8,200,000 in three different private placement offerings conducted prior to the Receivership. The plaintiffs in the Ahr Matter were seeking rescission and damages based upon theories of intentional misrepresentation, negligent misrepresentation, unjust enrichment, breach of fiduciary duty, breach of warranty, securities fraud and RICO based on the conduct of the Company’s former officers and directors.

In September 1999, the Court denied motions filed by Donald K. McGhan (“McGhan”), the Company’s former Chairman, to terminate the Receivership and appoint a new Board of Directors, and to amend the Company’s bylaws to expand the Board of Directors. However, the Court did grant McGhan’s motion to amend the Receivership Action to add MDA’s former directors and permit McGhan to intervene in the Receivership Action. McGhan appealed the denied motions to the Supreme Court in the State of Nevada (the ”Supreme Court”). Oral arguments on the appeal were heard in June 2000. In August 2000, the Supreme Court unanimously concluded that the Court had jurisdiction to appoint the Receiver for MDA, affirmed the order appointing the Receiver and denied McGhan’s motion to terminate the Receivership.

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

The Receiver, on the Company’s behalf, has initiated in the Nevada District Court two independent lawsuits for items that were discovered by the Receiver during the Receivership. The first action, George C. Swarts, Receiver, et.al. v. Donald K. McGhan, et. al., (Case No. A407895), was filed on September 8, 1999 against McGhan and his children, Nikki M. Pomeroy and Lon L. McGhan (the “McGhan Matter”). The Complaint asserts, among other things, claims for various fiduciary breaches and civil conspiracy and is based on the same or similar wrongful conduct as alleged in the Ahr Matter. McGhan and his children answered and counterclaimed for: (i) rescission and restitution of the common stock of Inamed Corporation, a Delaware Corporation [NMS: IMDC] (“Inamed”) and other value conferred on MDA and (ii) conversion. McGhan also filed additional counterclaims on behalf of other of McGhan’s related entities, including McMark LP (“McMark”), a Nevada limited partnership, McGhan Management Corporation, a Nevada Corporation, and International Integrated Industries LLC, a Nevada limited liability company (“III”).

The other action, George C. Swarts, Receiver, et.al. v. Donald K. McGhan, et. al., (Case No. A408801), was filed on September 30, 1999 in the District Court in Clark County, Nevada against McGhan, Pomeroy and Wedbush Morgan Securities (“Wedbush”) (the “Wedbush Matter”). In the Wedbush Matter, claims for conversion, claim and delivery, constructive trust, declaratory relief, injunctive relief and conspiracy were alleged due to McGhan’s pledge (with the assistance of Pomeroy and the Certificate of Secretary executed by her authorizing the pledge) of the Company’s 660,000 shares of Inamed stock as collateral for McGhan’s personal margin account maintained at Wedbush (the “Inamed Stock”). Despite the Receiver’s repeated requests, on MDA’s behalf, for the return of the Inamed Stock and offers of proof as to the Company’s rightful ownership of the Inamed Stock, Wedbush refused to release the Inamed Stock to the Company. On May 25, 2001, MDA amended the Company’s complaint to include Inamed as a defendant in the Wedbush Matter (the “Inamed Matter”).

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

In October 1999, another group of MDA shareholders (the ”Corcoran Shareholders”) moved to intervene in the Receivership Action. The Corcoran Shareholders also made an unsuccessful motion to terminate the Receivership in November 1999.

On or about January 4, 2000, the Ahr Shareholders filed their Amended Complaint adding members of the Company’s Board of Directors prior to the Receivership as named Defendants and dropping one of the counts in their lawsuit. In January 2000, the Receiver successfully moved to consolidate the Ahr, McGhan and Wedbush Matters into one consolidated case under Consolidated Case No. A400852 (Consolidated Case Nos. A408801, A407895, and A427315) in the District Court, Clark County, Nevada under the caption Robert Ahr, et.al. vs. Medical Device Alliance, Inc.

In April 2000, the Receiver sought and obtained from the Court an order directing McGhan to turn over to the Receiver certain furniture belonging to the Company that McGhan was utilizing for his own use and the warrants issued by Inamed. McGhan elected to purchase the furniture from MDA for $275,000 and returned the Inamed warrants for 260,000 shares of Inamed Stock (the “Inamed Warrant”) to MDA. Inamed took the position, however, that the Inamed Warrant was subject to various restrictions, thus making them not negotiable for sale.

On or about August 9, 2000, McGhan filed a motion to disqualify Judge Nancy M. Saitta, the presiding judge over the now consolidated cases in the District Court in Nevada. On November 2, 2000, Judge Lee A. Gates issued an Order Denying the Motion to disqualify Judge Saitta citing that Judge Saitta was not biased or prejudiced in the matters regarding McGhan and that her decisions were not subject to nor influenced by bias or prejudice nor did she act in a manner to give the appearance of bias or prejudice and that she acted properly pursuant to the codes of judicial conduct in applying the law and procedure in this case.

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

On December 21, 2001, the Company received the approval of the Judge for settlements in the Ahr Matter, McGhan Matter and Inamed Matter. While not admitting liability or fault, each party to the respective lawsuits agreed to certain terms and conditions to effect the resolution of their claims. The following is a summary of the material settlement terms that were approved by the Court.

The McGhan Matter settlement, as approved by the Court on December 21, 2001, contained the following material provisions. Unless otherwise defined below, capitalized terms have the meaning given to them in the Settlement Agreements:

•	McGhan, Jim J. McGhan, III, Management, McGhan Management L.P., McMark, MDA Equity Performance Global Asset Management, L.P., Executive Flite Management, Inc., SMM Charitable Unitrust, TLC Family L.P., Nikki M. Pomeroy, Shirley M. McGhan and Lon L. McGhan (collectively, the “McGhan Matter Defendants”) relinquished and transferred to the Company any and all interest in 150,000 shares of the 200,000 shares (the “Lease Shares”) of Inamed stock that secures the lease for the 18th floor for office space used by McGhan at 3800 Howard Hughes Parkway, Las Vegas, Nevada (the “Las Vegas Lease”). Subsequent to the McGhan Matter Settlement, Inamed agreed to release the Company’s portion of the Lease Shares and the Company received the Leased Shares on May 2, 2002.

•	Each McGhan Matter Defendant relinquished and surrendered to the Company any interest it had, has or may have in the future, in the Inamed Warrant issued pursuant to a Letter Agreement dated July 8, 1998.

•	Each McGhan Matter Defendant provided any and all documentation required by law or otherwise to remove the restrictive legend related to 150,000 shares of Inamed stock.

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

•	Each McGhan Matter Defendant agreed to forgive any claim it presently has, or may have in the future, against the Company for, among other things, unpaid rent, taxes or other charges to the Company or its subsidiaries by any McGhan Matter Defendant or McGhan Matter Defendant’s related entity, including but not limited to, any charges, fees or costs relating to or arising out of the Company’s lease and the use of the commercial building located in Carpinteria, California (the “Carpinteria Facility”), or for aircraft or related charges by Executive Flite Management, or for consulting or other charges by Management, or any employment or consulting agreement by and between the Company or its subsidiaries and any other McGhan Matter Defendant’s entity.

•	The Company agreed to relinquish and release to the McGhan Matter Defendants any and all right, title or interest in the Carpinteria Facility.

•	On the first business day following the expiration of the redemption period prescribed by in the Ahr Matter discussed below, the McGhan Matter Defendants collectively will relinquish and return to the Company one and one-half (1.5) shares of McGhan Matter Defendants’ holdings in the Company’s stock for each and every share redeemed by the Ahr Plaintiffs. In November 2002, the McGhan Matter Defendants relinquished an aggregate of 2,005,000 shares, which were recorded as treasury shares at no cost.

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

•	Each McGhan Matter Defendant agrees that any shares that are not returned to the Company will be subject to voting restrictions. The voting restrictions will limit each McGhan Matter Defendant’s voting rights solely to the right to vote their respective shares of the Company’s stock for either: (i) a proposed merger by the Company with another company; or (ii) the sale of substantially all Company assets. With respect to any other vote, the McGhan Matter Defendants agreed to deliver an irrevocable proxy for a term of seven (7) years, directing that all the McGhan Matter Defendants’ shares as of the date that the Court approved the settlement be voted in accordance with the majority vote of non-McGhan Matter Defendant owned shares. In the event that the Company becomes a Publicly Held Company or merges with a Publicly Held Company, the voting restrictions provided for shall be automatically lifted and the otherwise irrevocable proxy will be deemed revoked. For purposes of this Agreement, “Publicly Held Company” refers to any company listed on the following exchanges: AMEX, NASDAQ or NYSE.

•	McGhan Matter Defendants further agreed that neither McGhan, Shirley McGhan, Pomeroy, Lonnie L. McGhan, Jimmy J. McGhan, nor any other member of the McGhan family will serve as one of the Company’s officers or directors, unless and until it becomes a Publicly Held Company or merges with a Publicly Held Company.

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

•	The Company agreed that it will not seek enforcement of the Court’s December 6, 2001 Order sanctioning McGhan personally in the amount of $104,612.72. McGhan was ordered to reimburse MDA in the amount of $104,612.72 for attorneys’ fees, costs and expenses unnecessarily incurred when the Court determined that McGhan expressly violated the Court’s Order appointing the Receiver by orchestrating the filing of bankruptcy petitions for the Company and its two wholly-owned subsidiaries, LySonix, Inc and Parallax Medical, Inc. in Santa Barbara, California. The Court held that in light of the fact that the order appointing the Receiver spelled out the details of the Receivership in clear, specific and unambiguous terms and that McGhan knew exactly the duties or obligations imposed on him, McGhan’s actions with respect to the California bankruptcy filings were a direct violation of the Court’s Order. Ultimately, the Receiver caused the bankruptcy proceedings to be dismissed by the Bankruptcy Court in California.

The Inamed Matter settlement, as approved by the Court on December 21, 2001, contained the following material items:

•	Inamed paid the Company $2,500,000 in 2002. The Company accounted for these monies in the consolidated statements of operations and comprehensive income (loss) in other income (loss), net (see Note 11) in the year ended December 31, 2001.

•	Inamed removed any and all of the restrictive legends that appeared on the Inamed Stock and Inamed Warrant.

•	Inamed acknowledged that the specific restrictive legends placed on the Inamed Stock referencing Rule 144 of the Securities Act of 1933 did not apply to the Inamed Stock.

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

•	The Company agreed not to sell more than 10,000 shares per day of its Inamed Stock. In addition, the amount of Inamed Stock that it can sell in any month will be capped at 100,000 shares. The Company can also sell, at its own expense, some or all of its Inamed Stock in a private sale in a manner that will not adversely affect the market for Inamed’s Stock, as determined by Inamed. Or, the Company can sell some or all of its Inamed stock at its own expense in a “secondary” offering in cooperation with Inamed, using an underwriter selected by the Company and acceptable to Inamed.

The Ahr Matter settlement as approved by the Court on December 21, 2001 requires the Company to reimburse to each of the Ahr Plaintiffs the entire amount of their initial investment in the Company in exchange for relinquishment of each Ahr Plaintiff’s shares in the Company. Or, instead of receiving such cash payment, each Ahr Plaintiff will have the option to reaffirm its desire to purchase the Company’s stock and elect to remain as one of its shareholders. If the Ahr Plaintiffs elect to receive cash, the payments will be made at the earlier of: (1) thirty (30) days after a finding by the Court that the Inamed Settlement is a good faith settlement, which date occurred on January 4, 2002; (2) thirty (30) days after entry of final judgment in the Ahr Matter; or (3) thirty (30) days after entry of a final, dispositive settlement date of all claims in the Wedbush and McGhan Matters, which date occurred on April 4, 2002 (the ”Closing Date”). The Company has the ability to extend the Closing Date in the event that it has less than fifty million dollars ($50,000,000) in gross assets, including the twenty-five million dollars ($25,000,000) value allocated to its wholly-owned subsidiary, Parallax Medical, Inc., but in no event shall the Closing Date be extended for longer than six (6) months from February 3, 2002. In the event of an extension of the Closing Date, the Company is required to make monthly payments (prorated to the Ahr Plaintiffs and their attorneys) with the amount of its assets greater than thirty-seven million dollars ($37,000,000) less agreed-upon deductions.

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

• On April 4, 2002, the Company received the approval of the Judge for a settlement in the Wedbush Matter. While not admitting liability or fault, Wedbush agreed to certain terms and conditions to effect the resolution of the Company’s claim and the Company agreed to dismiss its case. The material settlement terms that were approved by the Court called for a cash payment by Wedbush to the Company in the amount of $4 million payable no later than May 4, 2002. The Company received the payment from Wedbush on May 6, 2002, which was recognized as income in fiscal year 2002.

As a result of the settlement of the litigation and the removal of the restrictions on the Inamed shares, the shares were valued at the current market price as of December 31, 2001. The relinquishment of each of the plaintiffs’ shares in the Company have been reclassified out of paid-in capital and presented as redeemable shares of common stock as of December 31, 2001. The total payments and settlements have been accounted for in the financial statements (see Note 11).

Based upon the settlement, subsequent to December 31, 2001, MDA began selling the shares pursuant to the agreement generating proceeds of approximately $32.2 million through December 31, 2002. At December 31, 2002, MDA had 5,200 shares of Inamed remaining to be sold with a fair value at that date of approximately $160,000. In addition, it collected $2.5 million in cash from Inamed and $4.0 million from Wedbush in 2002. The Company used these proceeds to settle outstanding obligations under the agreements and to reimburse each of the Plaintiffs the entire amount of this initial investment in exchange for relinquishment of each Plaintiff’s shares in the Company. The total payments for settlements, outstanding liabilities (consisting of accrued professional fees) and rescission of the shares approximated $20 million. The accompanying consolidated balance sheet presents the exchanged shares as redeemable shares of common stock in the amount of $8.2 million as of December 31, 2001. In July 2002, the $8.2 million balance due under the redeemable shares was paid to stockholders. The

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

following table summarizes the aforementioned proceeds and uses the funds from the settlement through December 31, 2002 (in millions):

Gross proceeds from sale of Inamed	$32.2	(2)
Cash received from Wedbush	4.0	(2)
Cash received from Inamed	2.5	(1)

Total proceeds	38.7
Less:
Redeemable common stock	8.2	(1)
AHR attorneys	4.0	(1)
MDA attorneys	4.8	(1)
Receivership expenses	2.1	(3)
Mentor settlement	1.7	(1)
Wedbush interest	1.6	(1)

Net working capital	$16.3

(1)	Amounts recorded as of or during the period ended December 31, 2001. The expenses are recorded in accounts payable or accrued expenses at December 31, 2001 and were either paid or received in 2002.
(2)	Revenues from these matters were recorded and received in 2002.
(3)	Amount relates to period from June 1999 to December 2002.

On April 29, 2002, an agreement was entered into between MDA/LySonix, Misonix, Mentor and Sonique, the owner of the 491 patent assigned to Mentor. This agreement called for Misonix to purchase certain assets of LySonix, the settlement of the patent infringement case, and payments to Mentor of $2.7 million from both MDA/LySonix and Misonix. The parties also entered into a three-way mutual indemnity agreement. Upon execution of these agreements, all other agreements, disputes and debts between MDA/LySonix and Misonix were terminated and settled (see Note 8).

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

In June 2002, Parallax executed an amendment to its distribution agreement with Medtronic Sofamor Danek, Inc. (“MSD”). The original agreement was entered into in April 2000. The amendment made the following changes to the distribution agreement: MSD will no longer have exclusive distribution rights; Parallax will be able to market and distribute its products directly, with the exception of orthopedic surgeons, neurospinal surgeons and certain countries outside the U.S. (MSD will distribute products to these markets) and the purchase commitments and related penalties have been eliminated and revised.

3.	Summary of Significant Accounting Policies	Principles of Consolidation The consolidated financial statements include the accounts of MDA and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk

The Company grants credit terms in the normal course of business to its customers, which consist primarily of hospitals, physicians, and distributors. The Company monitors the creditworthiness of its customers and provides an allowance for uncollectible accounts. At December 31, 2002, 2001, 2000, 1999, 1998 and 1997, such allowance totaled approximately $-0-, $1,104,000, $1,713,000, $2,672,000, $3,548,000 and $1,306,000, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments, trade receivables and investments. The Company places its temporary cash investments in certificates of deposit and with high-quality financial institutions. One customer accounted for 94% and 35% of consolidated net trade receivables at December 31, 2001 and 2000, respectively. No single customer had a net balance due greater than 10% of consolidated net trade receivables at December 2002, 1999, 1998 and 1997. One

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

customer accounted for 35%, 80% and 48% of consolidated net sales for the years ended December 31, 2002, 2001 and 2000, respectively. No single customer accounted for net sales greater than 10% of consolidated net sales for the years 1999, 1998 and 1997. Concentrations of credit risk with respect to trade receivables are expected to diminish in 2003 due to the amendment to the distribution agreement with MSD (see Note 2). The Company does not normally require collateral or other security to support sales of products on credit.

Investments at December 31, 2002, 2001, 2000, 1999, 1998 and 1997 totaling $162,059, $29,094,280, $4,991,250, $4,991,250, $4,991,250 and $2,940,256, respectively, are concentrated in equity and debt securities of two publicly-traded companies, Inamed Corporation (“Inamed”) and Direct Connect International (see “Investments” below).

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market and primarily consist of finished products. Inventories consist primarily of medical devices manufactured for the Company, including products that enable physicians to perform vertebroplasty or other types of percutaneous bone cement injections and prior to April 2002 included products that enabled physicians to perform liposuction.

Income Taxes

Under the asset and liability method of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the difference between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the tax change occurs. Deferred tax assets are reduced by a valuation allowance to the extent realization is uncertain.

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are estimated to range from two to seven years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the related lease. During 2002, 2001, 2000, 1999, 1998 and 1997, depreciation and amortization expense totaled $155,606, $126,037, $42,749, $357,671, $604,649 and $210,254, respectively.

Long-Lived Assets

Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. In management’s opinion, there has been no impairment through December 31, 2002.

Investments

Investments are carried at fair value and were considered available for sale for periods prior to 2002. During 2002, the investments were classified as trading securities. Any unrealized gains and losses for available-for-sale securities through December 31, 2001 were reported as a separate component of stockholders’ equity (deficit). Unrealized gains and losses in 2002 for trading investments are included in income on a current basis. As of December 31, 2002, approximately $123,000 of unrealized gains are included in the 2002 net gain on sale of investment securities. Prior to December 31, 2001 and due to various outstanding litigation relating to Inamed common stock, the stock was recorded at cost.

Warrants for common stock were valued using the Black-Scholes option pricing model.

Goodwill

Goodwill represents an acquired company’s acquisition cost less

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

the fair value of net tangible and intangible assets. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No.142, “Goodwill and Other Intangible Assets.” Goodwill was recorded in connection with the acquisition of Parallax in September 1998. Goodwill was being amortized using the straight-line method over 15 years through the end of 2001. Effective January 1, 2002, amortization ceased on this goodwill. Goodwill is assessed for valuation impairment as circumstances warrant and at least annually. An impairment charge would be recorded to the extent the book value of goodwill exceeds its fair value. The Company completed value-based goodwill impairment tests as of January 1, 2002 and December 31, 2002, which resulted in no impairment loss being recorded. The Company operates as one reporting unit for goodwill impairment assessments. If this standard had been effective as of January 1, 1997, net income (loss) and net income (loss) per share would have been $6,208,812 or $0.61 per share, ($368,375) or ($0.04) per share, ($7,141,294) or ($0.70) per share, ($15,557,874) or ($1.65) per share and ($7,742,725) or ($1.17), per share for 2001, 2000, 1999, 1998 and 1997, respectively. Amortization of goodwill for 2001, 2000, 1999, 1998 and 1997 totaled approximately $349,000, $561,000, $253,000, $472,000 and $104,000, respectively.

Research and Development

Research and development costs are expensed in the period they are incurred.

Revenue Recognition

The Company records sales upon shipment of the product, net of any related discounts. On any product where warranty is provided, the Company estimates and records the related cost at the time of sale. Such amount will be periodically adjusted to reflect actual experience.

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The Company has financial instruments consisting of cash equivalents, investments, receivables, accounts payable and convertible debentures. The carrying value of the Company’s financial instruments, based on current market and other indicators, approximate their fair value.

Net Income (Loss) per Share

The Company follows the provisions of SFAS No. 128, “Earnings Per Share”, that established standards for the computation, presentation and disclosure of earnings per share (“EPS”). It requires dual presentation of Basic EPS and Diluted EPS on the face of the income statements for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period, which totaled 8,579,525, 10,175,958, 10,212,572, 10,212,572, 9,445,375 and 6,637,418 for 2002, 2001, 2000, 1999, 1998 and 1997, respectively. Diluted EPS is the same since the effect of all potentially dilutive securities were anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Ultimate results could differ from those estimates.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s item of other comprehensive income are investments in securities.

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Accounting for Stock-Based Compensation

The Company has chosen to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As required by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company has presented certain pro forma and other disclosures related to stock-based compensation plans. See Note 5 for disclosure of assumptions utilized in the calculation of fair value.

In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, the following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

Year ended December 31,	2002	2001	2000	1999
Income (loss) from continuing operations available to common shareholders:
As reported	$15,729,272	$5,859,812	$(929,375)	$(7,394,294)
Pro forma	15,711,965	5,764,405	(1,033,473)	(7,493,721)
Basic income (loss) per hare:
As reported	1.83	.58	(.09)	(.72)
Pro forma	1.83	.57	(.10)	(.73)
Diluted income (loss) per share:
As reported	1.83	.58	(.09)	(.72)
Pro forma	1.83	.57	(.10)	(.73)

Years 1998 and 1997 have not been presented as the pro forma information was not available. Management believes the pro forma net loss per share would not have been significantly different than actual for 1998 and 1997.

In December 2002, the FASB issued SFAS No. 148, which provides alternative methods of transition for a voluntary change

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ended after December 15, 2002 and for interim financial statements beginning after December 15, 2002. The Company plans to continue using the intrinsic value method for stock-based compensation.

Effect of Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when they are incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS No. 146, an entity may not restate its previously issued financial statements. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position, results of operations or cash flows.

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of the Indebtedness of Others”, which addresses the accounting for and disclosure of guarantees. Interpretation No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company’s adoption of Interpretation No. 45 is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. Interpretation No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The interpretation became effective upon issuance. The Company’s adoption of this interpretation is not expected to have an effect on its consolidated financial statements.

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: 1) manditorily redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. In general, SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have an impact on the Company’s consolidated financial position or disclosures.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

4.	Investments in Securities	As of December 31, 2002 and 2001, the Company owned 5,200 and 810,000 shares of Inamed and -0- and 260,000 Inamed warrants at a $12.40 exercise price, respectively, that can be sold with certain conditions (see Notes 2 and 6).

December 31,	2002	2001	2000	1999	1998	1997
Corporate common stock	$162,059	$24,451,200	$4,991,290	$4,991,290	$4,991,290	$191,002
Warrants for common stock	—	4,643,080	—	—	—	—
Corporate notes, bearing interest at eight to ten percent	570,227	570,227	570,227	570,227	570,227	1,092,212
Reserve for corporate notes	(570,227)	(570,227)	(570,227)	(570,227)	(570,227)	—
Corporate preferred stock	—	—	—	—	—	1,885,044

	$162,059	$29,094,280	$4,991,290	$4,991,290	$4,991,290	$3,168,258

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

5.	Stockholders’ Equity	The Company is authorized to issue up to 50,000,000 shares of common stock, $.001 par value, and 20,000,000 shares of preferred stock, $.001 par value, to be divided into such classes or series as the Board of Directors may determine.

Common Stock

Each holder of common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders.

Subject to the preferences of the Series A preferred stock described below, each holder of common stock is entitled to share ratably in distributions to stockholders, to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available and, in the event of the liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets remaining after payment of liabilities and preferred stock. Certain of the holders of common stock have certain registration and anti-dilution rights prior to the completion of an initial public offering (“IPO”) by the Company, but no holders have conversion, pre-emptive or other rights to subscribe for additional shares and are not subject to redemption or sinking fund provisions. Of the outstanding shares of common stock, 3,900,000 shares are subject to first right of refusal by the Company or, if the Company does not exercise its right to repurchase, then the stockholders of the Company have the first right of refusal to purchase the shares at the same terms as offered, in writing, to the stockholder who is selling such shares.

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Preferred Stock

Each holder of Series A preferred stock shall be entitled to vote on all matters placed before the Company’s stockholders. Such holder shall be entitled to the number of votes equal to the number of full shares of common stock into which such shares of Series A preferred stock could be converted at the record date for the determination of the stockholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken. Except as otherwise expressly provided herein or as required by law, the holders of Series A preferred stock and the holders of common stock shall vote together and not as separate classes. Each holder of preferred stock has certain registration and anti-dilution rights prior to the completion of an IPO, and all outstanding shares of preferred stock are subject to first right of refusal by the Company similar to that of the common stock described above.

Series B Convertible Preferred Stock

In connection with the acquisition of Parallax, the Company issued 666,667 shares of Series B convertible preferred stock (the “Series B Preferred Stock”) at a par value of $.001 per share. The maximum number of shares of Series B Preferred Stock were issued at that time.

Except as provided for in the Company’s bylaws or by the provisions establishing any other series of Preferred Stock, holders of Series B Preferred Stock vote together with the holders of common stock and any other class or series of stock as a single class. Each holder of outstanding shares of Series B Preferred Stock is entitled to the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock held by such holder are convertible on the record date for the determination of stockholders entitled to vote with respect to any and all matters presented to the stockholders of the Company for their action or consideration.

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

At any time after eighteen (18) months after the date of issuance of the shares of Series B Preferred Stock (the “Issue Date”), but within ninety (90) days after receipt by the Company of a written request from the holders of not less that a majority of the then outstanding Series B Preferred Stock that all such holders’ shares of Series B Preferred Stock be redeemed, MDA shall, to the extent it may lawfully do so, commence to redeem in three equal installments, as follows: (i) ninety (90) days after the notice date (the “Initial Redemption Date”); (ii) 270 days after the Initial Redemption Date and (iii) 540 days after the Initial Redemption Date, the shares specified in such request by paying in cash a sum per share equal to $7.50 per share of Series B Preferred Stock (as adjusted for any stock splits, stock dividends, recapitalizations or the like) plus all declared put unpaid dividends on such shares (the “Conversion Price”). As a result of these redemption features, the Company has classified $5 million as redeemable preferred stock on the accompanying consolidated balance sheet. In addition, each share of Series B Preferred Stock shall be convertible, at the option of the holder, at any time after the Issue Date (and prior to noticing of redemption) into a number of fully paid and nonassessable shares of common stock as determined by dividing a $7.50 initial Conversion Price. If any shares of Series B Preferred Stock remain outstanding on the effective date of a registration statement under the Securities Act of 1933 (as amended, and the rules and regulations promulgated thereunder and any successor statute, rules and regulations) relating to an initial public offering of the Company’s common stock, or the Company’s common stock otherwise becoming publicly traded on a national securities exchange or interdealer quotation system, then all shares of Series B Preferred Stock will automatically be converted (the ”Mandatory Conversion Date”). The Series B Preferred Stock conversion will take place on a date

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

in accordance with terms as if the holders had voluntarily surrendered such shares for conversion on the date immediately preceding the Mandatory Conversion Date and the conversion date had been fixed as the Mandatory Conversion Date. Subject to certain exceptions with respect to existing securities, the Conversion Price shall be adjusted to equal the price of any equity securities issued prior to the Mandatory Conversion Date, in a private offering of one million dollars ($1,000,000) or more at a price less than the Conversion Price.

Convertible Debentures

During 1997, the Company issued, for gross proceeds totaling $4,859,246, debentures convertible into shares of the Company’s common stock at $7.00 per share. All debentures were converted by May 30, 1998, resulting in the issuance of 694,178 shares of common stock.

1998 Stock Compensation Program

In August 1998, the Board of Directors adopted the Company’s 1998 stock compensation program (the “Program”) for the benefit of selected individuals of the Company who will be responsible for its future growth. The Program was approved by MDA shareholders in December 1998.

The Program is contemplated to have a maximum aggregate number of 1,300,000 shares available for grant and is to be composed of seven parts in order to maintain flexibility in awarding stock benefits. These parts include provisions for the granting of, among other things, incentive stock options, non-qualified stock options, restricted shares of common stock and stock appreciation rights. The Program is intended to remain in effect for ten years, unless sooner terminated, as defined. On September 20, 2000, 125,000 options were granted to one executive of the Company with a strike price of $2.00 and a three-year vesting period (50,000 options vested immediately). As of December 31, 2002, 125,000 options were outstanding and 100,000 options were vested.

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

The Company assumed nonqualified stock options pursuant to the acquisition of Parallax, which converted Parallax options into MDA. On August 7, 1998, 162,520 options were granted to two doctors not employed by the Company with a strike price of $3.53 and a four-year vesting period. The outstanding nonqualified stock options in the Program totaled 162,520 at December 31, 2002.

On May 21, 1999, the Company’s Board of Directors adopted and approved the Parallax 1999 Incentive Stock Option Plan (the ”Plan”). A maximum number of 1,300,000 shares of Parallax common stock are reserved for grant under the Plan. At December 31, 2002, there were 1,047,500 options outstanding.

All options outstanding vest either immediately or over a period of one to four years. At December 31, 2002, 15,000 options under the Plan were exercised.

The Company applies APB Opinion 25 and related interpretations in accounting for its stock options. Under APB Opinion 25, no compensation cost is recognized if the exercise price of the Company’s employee stock options is equal to or greater than the market price of the underlying stock on the date of the grant.

SFAS No. 123, “Accounting for Stock-Based Compensation”, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost of the Plan had been determined in accordance with the fair value method prescribed by SFAS No. 123. For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the options’ vesting period. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in 2002, 2001, 2000 and 1999, respectively: no dividends paid expected volatility of -0-%, -0-%, -0-% and -0-%; risk-free interest rates of 4.64%, 4.36%, 6.01% and 6.10%; and expected life of the option of 10 years.

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

The following table contains information on the Parallax stock options for the six years ended December 31, 2002:

	Option shares	Exercise price range per share	Weighted average exercise price
Outstanding, January 1, 1997	—	—	$—
Granted	685,000.45		.45
Exercised	—	—	—
Forfeited/expired	—	—	—

Outstanding, December 31, 1998	685,000.45		.45
Granted	200,000	.45 - .90	.50
Exercised	—	—	—
Forfeited/expired	(180,000)	.45	.45

Outstanding, December 31, 1999	705,000	.45 - .90	.46
Granted	210,000	1.35	1.35
Exercised	(5,000)	.45	.45
Forfeited/expired	(15,000)	.45	.45

Outstanding, December 31, 2000	895,000	.45 - 1.35	.61
Granted	250,000	1.35 - 1.80	1.76
Forfeited/expired	(195,000)	.45 - 1.35	.54

Outstanding, December 31, 2001	950,000	.45 - 1.80	.93
Granted	107,500	1.80	1.80
Exercised	(10,000)	1.35	1.35
Forfeited/expired	(85,000)	1.35 – 1.80	1.64

Outstanding, December 31, 2002	962,500	.45 – 1.80	.96

There were options available for issuance under the Plan as of December 31 of each year as follows: 1998 – 615,000, 1999 – 595,000; 2000 – 405,000; 2001 – 350,000 and 2002 – 337,500.

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes information about Parallax stock options outstanding and exercisable at December 31, 2002:

Range of exercise price	Outstanding	Average remaining contractual life (years)	Weighted average exercise price	Exercisable	Weighted average exercise price
$.45	490,000	5.8	$.45	367,500	$.45
.90	20,000	6.7	.90	10,000.90
1.35	175,000	7.7	1.35	47,500	1.35
1.80	277,500	9.3	1.80	—	—

$.45 to $1.80	962,500	7.0	$.96	425,000	$.56

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

6.	Related Party Transactions	Donald K. McGhan, the Company’s former Chairman and greater than 10% shareholder, entered into transactions with Inamed Corporation in 1997, 1998 and 1999. Most of these transactions ended by December 31, 1999. McGhan is the former Chairman, Chief Executive Officer, President, and a greater than 10% shareholder of Inamed.

In 1997, the Company bought furniture, artwork, and equipment from Inamed Corp. for $336,566. In 2000, Donald K. McGhan purchased these items for $275,000 (see Note 2).

In 1997 and 1998, the Company transferred $9,900,000 to Inamed Corp. The indebtedness of Inamed was transferred to International Integrated Industries, LLC (III), an entity affiliated with Donald K. McGhan. In October 1998, the Company agreed to convert the remaining balance (approximately $8,500,000 including accrued interest) to 860,000 shares of Inamed Corp. and a warrant to purchase 260,000 shares of Inamed Corp. at $12.40 per share. At the time, Inamed stock was trading at $4.40 (see Note 4).

In 1998, Donald K. McGhan purchased 200,000 shares of Inamed Corp. at $7.5625; Inamed was trading at $4.40 at the time.

In 1998, payments of $2,420,000 were made to Executive Flite Management, Inc., a company that is controlled by the family of Donald K. McGhan, for airplane rental expenses. In 1997, approximately $1.3 million was incurred relating to airplane rented expenses provided by Executive Flite Management, Inc.

Also, in 1998, Donald K. McGhan caused the Company to guarantee the accounts of Donald McGhan, Shirley McGhan, McGhan Management Ltd. Partnership, McGhan Management and International Integrated Industries, LLC held at Wedbush Morgan Securities, Inc. The Company’s accounts at Wedbush held 660,000 shares of Inamed Corp. as of December 31, 2001 (see Note 2).

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

In December 2001, the Company entered into settlement agreements with McGhan and Inamed Corp. As a result of these settlements, the restrictions on the Inamed Stock were removed, Wedbush released the cross-collateralization, and Inamed Corp. agreed to terms allowing MDA to trade the shares within certain limitations. The Company also could exercise the 260,000 warrants at its discretion. The warrants were exercised in April 2002. In addition, MDA received another 150,000 shares of Inamed Corp. stock that was being held in escrow as security for the lease on the Company’s former offices in Las Vegas, Nevada and $2.5 million in cash from Inamed. These settlements are discussed in more detail in Note 2.

In 1999, 1998 and 1997, payments of $31,000, $392,000 and $583,587, respectively, were made to McGhan Management Co., Inc., which is controlled by Donald K. McGhan, for management, administrative, accounting and consulting services.

In 1999, 1998 and 1997, the Company incurred rent expense of $77,000, $137,000 and $120,000, respectively, for office space in Las Vegas, Nevada subleased from International Integrated Industries, LLC (“III”), a company controlled by McGhan (see Note 7). III subleased the office space from Inamed Corp. Inamed Corp. held 200,000 shares of its stock in escrow as security for the lease. The Company obtained 150,000 shares that were held in escrow and any amounts due to III for rent were forgiven as part of the terms of the settlements executed in 2001 (see Note 2). MDA received the 150,000 shares in May 2002. These shares of Inamed stock were not previously recorded on the consolidated balance sheet of the Company as they were in the possession of Inamed on behalf of III. The shares received were recorded on the accompanying consolidated balance sheet at fair value. The forgiven rent payable was written off in 2001 and recorded in the consolidated statement of operations and comprehensive income (loss) in other income (loss), net (see Notes 2 and 7).

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

In 2002, 2001, 2000, 1999, 1998 and 1997, the Company incurred rent expense of $-0-, $693,616, $674,912, $655,000, $622,000 and $712,042, respectively, to McMark LLP for LySonix’s facility in Carpinteria, California. McMark is controlled by Donald K. McGhan. These amounts were forgiven as a part of the McGhan settlement in 2001. The forgiven rent payable was written off and recorded in the consolidated statement of operations and comprehensive income (loss) in selling, general and administrative expenses (see Notes 2 and 8).

In 1998, the Company agreed to purchase the building owned by McMark, LLP. That agreement was later modified, giving the equity in the McMark Building to the Company.

During 2001, 2000, 1999 and 1997, LySonix made purchases domestically from Inamed and its subsidiaries. At December 31, 2001, approximately $42,000 was included in LySonix’s accounts payable related to these purchases and approximately $104,000 was included in trade receivables related to the international sales. These amounts have been forgiven as a result of the settlement with Inamed in 4th quarter 2001. The forgiven domestic purchases and international sales were written off and recorded in the consolidated statement of operations and comprehensive income (loss) in selling, general and administrative expenses.

The Company made loans to certain employees which totaled $-0-, $209,414, $245,000 and $238,760 as of December 31, 2000, 1999, 1998 and 1997, respectively. These loans bore interest at eight percent (8%) and were due to mature at varying times through 2003. Amounts owing for principal and interest were paid off with employee bonuses and severance pay owed. Any balances owing after applying bonuses and severance pay were written off at the end of 2000. At December 31, 2000, the employee loan write-off was approximately $200,000.

In 1997, the Company loaned $450,000 to Executive Flite Management, Inc. (“EFM”). Payments in 1999 and 1998 were $-0- and $364,000. The remaining balance of the principal and interest was written off against a payable to EFM on MDA’s books in the amount of $90,000.

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

7.	Operating Leases	In 1997, 1998 and 1999, the Company leased its Las Vegas, Nevada office facility from Inamed and International Integrated Industries (“III”), both related parties (see Note 6). MDA entered into a sublease agreement with Inamed in December 1996, effective January 1997, for $10,000 per month for a term of one year. The Company prepaid the first six months’ rent at the time of the agreement. The sublease was amended effective January 1, 1997 to reduce the square footage. A second amendment to the original sublease became effective on December 1, 1997 because the master lease had been transferred from Inamed to III. In December 1997, a new sublease was signed between III and MDA to lease the same office space for a term of thirteen (13) months for $11,000 per month. The sublease with III expired on December 31, 1998. The Company did not sign a new lease for 1999; however, rent expense totaling $77,000 was booked as a payable to III for January 1999 to July 1999. The total $77,000 in rent expense was forgiven due to the settlement executed in December 2001.

LySonix conducted its operations from facilities leased from McMark LLP (“McMark”), a related party (see Note 6), under a ten (10) year lease beginning April 1997. LySonix ceased operations and vacated the building in April 2002. Rent payable in the amount of $2,143,723 for the years 2001, 2000 and 1999 was forgiven due to the terms of the settlement agreement with McGhan (see Note 2).

Parallax currently leases office and warehouse facilities located in Scotts Valley, California. Future minimum rental commitments under these agreements are approximately:

Year ended December 31,
2003	$311,000
2004	269,000
2005	268,000
2006	205,000

$1,053,000

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

Rent expense in 2002, 2001, 2000, 1999 and 1998 was approximately $164,000, $147,000, $183,000, $98,000 and $34,000, respectively.

8.	Commitments and Contingencies	Commitments

The Company entered into a license agreement (the “License Agreement”) with Misonix, Inc. (“Misonix”), the designer and manufacturer of an ultrasonic surgical system (the “System”) specifically for use in performing fragmentation and aspiration of soft tissue in plastic and reconstructive surgery, in December 1995. The Company received exclusive worldwide marketing and sales rights to the System for a period of ten years ended December 31, 2005, and agreed to purchase from Misonix a minimum amount of 200 units during 1998. The System and its parts were a significant product line for LySonix and Misonix was its sole supplier.

The License Agreement provided for an initial licensing fee of $500,000 that was written off in December 1998. Royalty fees are based on a percentage of the net sales of the System and/or accessories sold by MDA in any part of the world. In 1999 and 1998, the royalty expense was immaterial to the financial statements. Included in accounts payable at December 31, 2001, 2000, 1999 and 1998 was approximately $412,000, $467,000, $-0-, and $2,200,000, respectively, due to Misonix.

In October 1998, Misonix notified the Company that the Company was in default under the License Agreement for late payments. The License Agreement was terminated in January 1999. Misonix filed a lawsuit in Federal Court against the Company in May 1999 and was granted a temporary restraining order that prevented MDA from selling the System. The Company entered into a letter of agreement with Misonix on October 15, 1999 to end the dispute and establish a new long-term license agreement. On April 1, 2000, MDA and Misonix executed a new ten-year license agreement and the litigation with Misonix was amicably settled.

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

The original License Agreement provided that the Company would pay legal fees and expenses for litigation related to the Misonix patent. A patent infringement lawsuit was filed in April 1997 against LySonix by Mentor Corporation (“Mentor”). The Company has incurred legal fees and expenses for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 of approximately $52,000, $831,000, $311,000, $2,380,000 and $1,614,000, respectively, related to the defense of this patent.

On April 29, 2002, an agreement was entered into between MDA/LySonix, Misonix, Mentor and Sonique, the owner of the 491 patent assigned to Mentor. That agreement called for Misonix to purchase at original cost all of LySonix’s inventory related to the LySonix 2000 system and separately to acquire for $1,000,000 LySonix’s accounts receivable and miscellaneous inventory. The agreement further called for the complete settlement of the $5,754,458 judgment by MDA/LySonix paying to Mentor $2,700,000 and Misonix paying to Mentor $2,700,000 plus MDA/LySonix assigning to Mentor for $1.00 LySonix non-inventory assets including trade names, trademarks, patents, customer lists and other intellectual property. The parties also entered into a three-way mutual indemnity agreement. Upon execution of these agreements, LySonix and MDA Capital ceased to function and all agreements, disputes and debts between MDA and Misonix were terminated and settled. The net balance of $1.7 million owed to Mentor was recorded in the consolidated statements of operations and comprehensive income (loss) in other income (loss), net, for the year ended December 31, 2001.

LySonix also had purchase agreements with two other suppliers, including a wholly-owned subsidiary of Inamed during 1999. Both agreements were terminated in 1999.

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

LySonix signed a distribution agreement with The Marena Group (“Marena”) in September 1997 to acquire distribution rights for compression garments used during recovery from various plastic surgery procedures. The agreement was for a term of one year expiring on December 31, 1998 and renewable for two additional years. The contract provided for minimum purchase commitments of $1,200,000 the first year, $1,500,000 in 1999 and $1,800,000 in 2000. In 1999, prior to the receivership, which began June 30, 1999, Marena ceased to honor the agreement and placed the Company on a cash order basis at the time the purchase commitments were terminated. During 1999 through 2002, the Company’s garment line was produced by a different contract manufacturer and without any minimum purchase requirements. This contract was terminated in April 2002.

In October 1997, the Company signed a distribution agreement with the Inamed subsidiary, Flowmatrix. Under the contract, LySonix acquired the distribution rights for a disposal patient care product, TopiFoam. The agreement provided for minimum purchase commitments of $500,000 the first year, $625,000 in 1999 and $750,000 in 2000. The Company terminated the contract in 1999, prior to the receivership. Approximately $50,000 was due to Flowmatrix, which was offset by rent owed to LySonix for use of a portion of LySonix’s facility.

The Company maintains employment agreements with certain executive officers for terms ranging from two to five years. Pursuant to the Receivership, a majority of employment agreements were terminated. Presently, the Company has two employment agreements in place. The aggregate commitment for future salaries at December 31, 2002, excluding bonuses, was approximately $752,000 (2003 - 2004), based upon the existing employment agreements. The Company may incur additional amounts involving these agreements related to resignations and terminations.

Litigation

The Company was involved in lawsuits related to the Receivership Action (see Note 2).

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

The Company was notified in April 1997 that a patent infringement suit had been filed against the Company and LySonix. The suit was filed by Mentor, a medical and surgical device company, and relates to the Company’s license agreement with Misonix. In February 1999, a jury verdict was entered in favor of Mentor. The jury verdict called for $4,904,000 in damages. On June 10, 1999, the Judge presiding over the case in United States District Court in the Central District of California nullified the jury verdict and invalidated the Mentor patent based on a matter of law. On November 23, 1999, the Judge further ruled in LySonix’s favor on issues of non-infringement, invalidity and inequitable conduct. Mentor had filed an appeal in 1999. On April 9, 2001, the Appeals Court overturned the District Court Judge and upheld the jury’s original findings. Mentor was awarded a total judgment of $5,754,458 ($4,903,921 in damages, $681,833 in interest and $85,000 in costs). In April 2002, an agreement was entered into between MDA/LySonix, Misonix, Mentor and Sonique, the owner of the patent assigned to Mentor (see Note 2).

In August 1999, Kohler, Sperberg & Rivera, Inc. (“KSR”), the Company’s former advertising and public relations firm, filed a lawsuit against the Company alleging breach of an Agency of Record Agreement dated March 2, 1998. An Amended Complaint was filed in September 1999. KSR was seeking to obtain payment of quarterly retainer amounts under the Agreement and interest on the allegedly delinquent payments totaling approximately $80,000 along with costs and attorney’s fees related to the case. This litigation is closed and KSR received approximately $32,000 for outstanding fees as payment in full in 2002.

In September 1999, the Company was put on notice by former shareholders of Parallax Medical, Inc. for possible breaches of MDA’s representations and warranties under the merger agreement. To date, a lawsuit has not been filed.

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

On September 14, 2000, the Company received notice that Patrick O’Leary, the former CEO of Parallax Medical, Inc., filed a demand for arbitration with the American Arbitration Association. Mr. O’Leary is claiming a breach of employment agreement and seeking relief of $144,000 in severance pay, continuation of all insurance benefits and the right to exercise stock options. The Company believes that Mr. O’Leary did not have an employment contract and plans to vigorously defend this action.

On November 15, 2002, a lawsuit was filed against LySonix, in the 120th Judicial District Court, El Paso County, Texas. In a lawsuit captioned Gabe Moran et al. v. LySonix et al. (the “Moran Litigation”) Mr. Moran alleges that LySonix is responsible for the wrongful death of his wife, Caroline Moran, based on several theories of negligence and product liability. The Company believes that the Moran Litigation is without merit and will be covered by its tail insurance policy; however, the Company could be forced to incur material expenses in this litigation.

On January 13, 2003, Elizabeth Lawson Lyons and Emily Hill Lalor filed a lawsuit against LySonix, in the Circuit Court of Jefferson County, Alabama. In a lawsuit captioned Elizabeth Lawson Lyons et al. v. LySonix et al. (the “Lyons Litigation”) Ms. Lyons alleges that LySonix is responsible for the wrongful death of her sister, Emily Lawson Wade, based on several theories of negligence and product liability. The Company believes that the Lyons Litigation is without merit and will be covered by its tail insurance policy; however, the Company could be forced to incur material expenses in this litigation.

In addition, the Company is, and will most likely continue to be, involved in claims and litigation, including product liability issues, which are considered normal in the nature of its business.

9.	Defined Contribution Plan	The Company has a 401(k) defined contribution retirement plan for eligible employees. The 401(k) plan provides for eligible employees to elect to contribute up to 20% of their annual compensation. In addition, the 401(k) plan provides for the Company to make additional contributions at its discretion. No contributions have been made by the Company through December 31, 2002.

10.	Income Taxes	The Company did not provide any current or deferred Federal income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss, because of uncertainty regarding its realizability.

At December 31, 2002, the Company has available net operating loss carryovers of approximately $11 million for Federal income tax purposes that will expire between the years 2010 and 2022. The Company also has general business credit carryovers of approximately $100,000 that will expire in 2011 and 2012.

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

The Company recorded deferred tax benefits in 2001 related to the ability of the Company to estimate the future recovery of a portion of its prior net operating losses due to the sales of Inamed stock in 2002, and resulting realized gains.

State income and franchise taxes have not been significant and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are approximately as follows:

December 31,	2002	2001	2000	1999	1998	1997
Deferred tax assets:
Tax benefit carryforwards	$4,062,723	$12,804,829	$11,790,609	$11,456,034	$8,794,088	$3,211,350
Accounting reserves	727,924	1,202,243	2,047,960	2,400,582	2,324,997	1,190,039

Gross deferred tax assets	4,790,647	14,007,072	13,838,569	13,856,616	11,119,085	4,401,389

Deferred tax liabilities:
Unrealized gain on investment	(44,184)	(8,677,091)	—	—	—	—
Accrued expenses	—	(2,052,000)	—	—	—	—

Gross deferred tax liabilities	(44,184)	(10,729,091)	—	—	—	—

Valuation allowance for deferred taxes	(4,746,463)	(3,277,981)	(13,838,569)	(13,856,616)	(11,119,085)	(4,401,389)

Net deferred taxes	$—	$—	$—	$—	$—	$—

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

11.	Other Income (Loss)	At December 31, 2002 and 2001, the following balances primarily consist of the litigation settlements that occurred on December 21, 2001 and the receivership expenses for the two years.

	2002	2001
Amount due from Inamed (Note 2)	$—	$2,500,000
Wedbush settlement (Note 2)	4,000,000	—
Write-off of accounts payable due to court order (Note 13)	401,982	—
Write-off amounts due from III (Note 2)	—	1,457,493
Attorney fees from litigation settlement (Note 2)	(62,520)	(4,822,301)
Settlement from patent litigation (Note 8)	328,507	(1,700,000)
Receivership fees	(588,144)	(811,904)
Patent litigation attorney fees	(51,906)	(565,279)
Other, net	61,847	54,180

	$4,089,766	$(3,887,811)

12.	Acquisition	In September 1998, the Company completed the acquisition of Parallax Medical, Inc. (“Parallax”), an entity primarily engaged in product development for vertebroplasty procedures in the niche spinal/orthopedic market. In connection with this business combination, which was recorded under the purchase method of accounting, the Company issued 666,667 shares of newly authorized Series B preferred stock valued at $7.50 per share in exchange for all of the issued and outstanding preferred and common stock of Parallax.

The above transactions, as well as the debentures converted by May 30, 1998 (see Note 5), were noncash investing and financing activities.

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

The results of operations of Parallax for the period from September 1, 1998 are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed have been recorded at their fair values. Parallax’s accounting policies have been conformed with those of the Company.

The excess of cost over estimated fair value of net assets acquired was allocated to goodwill. A total of approximately $5,236,000 was amortized through December 31, 2001 on a straight-line basis over 15 years.

These pro forma results for 1997 and the period in 1998, pre-acquisition, assuming these acquisitions had been made at the beginning of 1997, would not be materially different from reported results.

13.	Subsequent Events	In February 2003, the Court approved a motion filed by the Receiver to complete the proof of claims process. The order authorized the Company to pay approved claims to its creditors in the amount of $110,676. The Receiver filed objections to some of the claims. Two of the claimants appealed and were denied by the Court. After making the approved payments to creditors, the Company wrote off a total of $401,982 in payables outstanding to other income as of December 31, 2002, as a result of the proof of claims process (Note 11).

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

A former officer of the Company made a claim against the Company for payment pursuant to the severance provision of his employment agreement. The Receiver commenced litigation against the former officer alleging that he had breached his fiduciary duty, the duty of good faith and loyalty and had been unjustly enriched with respect to his role in the merger transaction with Parallax. The former officer, as a result of his efforts in the aforementioned merger, received Series B Preferred Stock along with a “put” entitling him to force MDA to buy back the Preferred Stock at seven dollars and fifty cents ($7.50) per share. The parties entered into an agreement on May 9, 2003 to settle all outstanding claims between them. The terms of the agreement required the former officer to transfer 87,065 shares of Preferred Stock to the Company and to waive and release any and all claims in relation to funds due and owing to him pursuant to his employment contract and pursuant to any right associated with any remaining shares of MDA stock. The settlement agreement was approved by the Court on August 6, 2003.

On October 23, 2003, the Company, ArthroCare Corporation, a Delaware corporation (“ARTC”), and Alpha Merger Sub Corporation, a Nevada corporation and wholly-owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “ARTC Merger Agreement”). Pursuant to the terms of the ARTC Merger Agreement, and subject to certain conditions being satisfied or waived, Merger Sub will merge with and into the Company and the Company will be the surviving company after the Merger as a wholly-owned subsidiary of ARTC. These conditions included the Company satisfying certain regulatory filing requirements and obtaining completed contractual consents. At the effective time of the Merger (the “Effective Time”), which is expected to take place in the first quarter of 2004, each share of the Company’s Series B Preferred Stock (the “Preferred Stock”) issued and outstanding prior to the Effective Time shall be automatically converted into the right to receive $7.50 per share in

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

cash, plus one contingent value right, which represents the right to receive certain payments relating to net revenue on the sale of certain of the Company’s products during the 2005 calendar year (each, a “Preferred Stock Contingent Value Right”). Each share of the Company’s common stock (the “Common Stock”) issued and outstanding immediately prior to the Effective Time shall be automatically converted into the right to receive approximately (a) $28.0 million, plus (i) the aggregate exercise prices of all outstanding options to purchase shares of Common Stock (the “Company Options”), plus (ii) the aggregate exercise prices of all outstanding options to purchase shares of common stock of Parallax Medical, Inc., a Delaware corporation (“Parallax”) and the Company’s majority-owned (“Parallax Options”) multiplied by 0.75, minus (iii) the total cash amount paid to all of the holders of the Preferred Stock, minus (iv) certain holdbacks more fully set forth in the ARTC Merger Agreement, i.e. the Company’s working capital as of the Effective Time and State of California taxes due for the 2002 calendar year, and the Contingent Value Rights Agreement, divided by (b)(i) all Parallax Options multiplied by 0.75, plus (ii) the number of shares of the Company’s Common Stock and Company Options outstanding as of the Effective Time, plus (c) one contingent value right per common share, which represents the right to receive certain payments relating to cash held by the Company as of the Effective Time, net revenue on the sale of certain of the Company’s products during the 2005 calendar year and certain other matters (each, a “Common Stock Contingent Value Right”). The Common Stock Contingent Value Rights and Preferred Stock Contingent Value Rights (collectively, the “Contingent Value Rights”) are further described in the form of Contingent Value Rights Agreement by and among Parent, the Company, Merger Sub and specified other parties (the “CVR Agreement”). The Company and ARTC have also agreed that, in the event the ARTC Merger Agreement is terminated under certain circumstances, one party may be obligated to pay the other’s out-of-pocket expenses and the Company may be required to pay specified termination fees.

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

As part of the ARTC Merger Agreement, ARTC has also entered into a Stockholder Support Agreement, dated as of October 23, 2003, with certain of the Company’s stockholders, including Vegas Ventures, LLC, pursuant to which Vegas Ventures, LLC granted ARTC an irrevocable proxy to vote 1,202,619 of their 1,750,000 shares of the Company’s Common Stock in favor of adoption of the ARTC Merger Agreement and against certain other alternative proposals as more fully set forth therein. ARTC also entered into a Stockholder Support Agreement, dated as of October 23, 2003, with certain other stockholders of the Company who are affiliated with Donald K. McGhan, the Company’s former Chairman and Chief Executive Officer (the “McGhan Entities”), pursuant to which such stockholders granted ARTC an irrevocable proxy to vote their aggregate of 2,150,391 shares of the Company’s Common Stock in favor of adoption of the ARTC Merger Agreement and against certain other competing proposals as more fully set forth therein. The shares held by Vegas Ventures, LLC and the McGhan Entities, which are subject to the irrevocable proxies described above, represent approximately 45% of the Company’s current outstanding shares.

In addition, Vegas Ventures, LLC, Jeffrey Barber, the Company’s Chief Executive Officer and Howard Preissman, Parallax’ President and Chief Executive Officer, have each entered into a Stockholder Waiver Agreement, dated as of October 23, 2003, whereby each generally agreed to waive any and all claims that they may have against the Company and ARTC with respect to the operation of the Company’s business after the Effective Time as it relates to their right to receive payments under Contingent Value Rights. The McGhan Entities have also entered into a Stockholder Waiver Agreement, dated as of October 23, 2003, whereby each generally agreed to waive any and all claims that they may have or had against the Company and ARTC, including, but not limited to, the operation of the Company’s business after the Effective Time as it relates their right to receive payments under Contingent Value Rights. There can be no assurance that the transactions contemplated by the ARTC Merger Agreement and the CVR Agreement will be consummated.

Medical Device Alliance Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

The foregoing description of the Merger and Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, the form of CVR Agreement, each Stockholder Support Agreement and each Stockholder Waiver Agreement (form or otherwise) which have been previously filed under Form 8-K on October 31, 2003 with the U.S. Securities and Exchange Commission (“SEC”).

On October 23, 2003, the Company also executed a Distribution Agreement (the “ARTC Distribution Agreement”) with ARTC, wherein ARTC will begin selling the Company’s products worldwide effective November 15, 2003 and will serve as the exclusive worldwide distributor for the Company’s products until the ARTC Distribution Agreement is (a) terminated (i) as a result of the termination of the ARTC Merger Agreement or (ii) with thirty (30) calendar days written notice from Parent to the Company to terminate the ARTC Distribution Agreement with or without cause; or (b) extended by mutual agreement of both the Company and ARTC.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 13, 1999, the Receiver terminated our engagement with our former auditors, Farber & Hass, LLP (“Former Accountants”). On October 26, 1999, we engaged BDO Seidman, LLP (“BDO”) as our independent certified public accountants. This engagement was initiated by the Receiver during the Receivership and will be subject to approval of the board of directors and stockholders following the termination of the Receivership. Prior to our engagement of BDO, we have not consulted with BDO regarding either: (i) the application of accounting principles to a specific transaction, either completed or proposed, or (ii) the type of audit opinion that might be rendered on our financial statements. In addition, BDO has not provided us with any written reports nor given us oral advice regarding (a) any accounting, auditing or financial reporting issue or (b) any matter that was either the subject of a disagreement or a reportable event, as defined in Item 304(a)(1) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

Although there were no disagreements or “reportable events” with the Former Accountants, their report dated August 7, 1998 (the “Former Accountants’ Report”), which discussed our consolidated balance sheets as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended (the “Prior Financials”), contained a “going concern” explanatory paragraph. The explanatory paragraph was primarily due to recurring losses from our inception.

Our prior management stated in the footnotes to the Prior Financials that it had implemented a cost reduction plan to reduce expenses, and that it believed that it had the means through existing capital, forecasted sales, the availability of other resources and by implementing cash-conserving measures to fund its operations into the foreseeable future and to continue to conduct business on a going concern basis. However, former management stated that there could be no assurance that it would, among other things, be able to successfully consummate and integrate any acquisition of businesses, complete clinical trials, obtain appropriate regulatory clearance to market its products (or that such clearance would be obtained on a timely basis), scale up its manufacturing process or obtain capital when needed and on favorable terms in order to successfully commercialize its products. The Former Accountants’ Report indicated that the Prior Financials were prepared assuming we would continue as a going concern, and did not include any adjustments to the recorded amounts of assets or to the recorded amounts or classification of liabilities which would be required if we were unable to realize our assets and satisfy our liabilities and obligations in the normal course of business.

ITEM 8A.	CONTROLS AND PROCEDURES

On June 29, 1999, the Court issued the Order, which divested our former Board of Directors of all power pursuant to Nevada law and appointed George C. Swarts as our Receiver. Since the removal of our Board of Directors, we have failed to file our Section 13 and 15(d) reports, pursuant to the Securities and Exchange Act of 1934, as amended, in a timely fashion with the Securities and Exchange Commission.

With the participation of our Receiver and our Chief Executive Officer, we have been in the process of creating disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Receiver, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, consequently, management has been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Since the commencement of the Receivership and, again, within 90 days prior to the filing date of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Receiver, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Receiver concluded that our disclosure controls and procedures are effective in ensuring that information is accumulated and communicated to our Chief Executive Officer and our Receiver, as appropriate, but weak in timely reporting of such information to the Securities and Exchange Commission. Both our Chief Executive Officer and our Receiver are in the process of creating controls and procedures that are designed to prevent such reporting problems in the future.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors Following the Receivership

On June 29, 1999 the Court issued the Order appointing our Receiver and divesting all members of our board of directors of their powers and responsibilities pursuant to our charter documents and Nevada law. As a consequence of the order, we have no current board of directors or audit committee, including a separately-designated standing audit committee, as defined in Section 3(a)(58)(A) of the Securities Act of 1934, as amended (the “Exchange Act”). As a further consequence of the order, we have no current directors, including directors who are financial experts, as defined in Item 401(e) of Regulation S-B of the Exchange Act. In the event that the merger is not completed for any reason, the Receiver will call an annual meeting of stockholders for the purpose of electing a board of directors. After confirmation of the election of the board of directors by the Court, the Receiver will be discharged.

Control Persons and Executive Officers After the Receivership

The following table sets forth our current control persons and executive officers, who have served since the appointment of the Receiver.

Name	Age	Position
George C. Swarts	60	Receiver
Jeffrey J. Barber	44	Chief Executive Officer
Howard Preissman	35	President and Chief Executive Officer, Parallax Medical, Inc.

George C. Swarts was appointed as our Receiver on June 29, 1999 by order of the Eighth Judicial District, Clark County Nevada. Mr. Swarts has over thirty years of experience as a tax and financial consultant. He has served as a Receiver and Special Master in both state and federal courts in numerous cases. Mr. Swarts is a certified public accountant licensed to practice in the state of Nevada and he received a Bachelor of Arts degree in Accounting from Brigham Young University.

Jeffrey J. Barber has served as our Chief Executive Officer since September 20, 1999. Mr. Barber has more than twenty-three years experience in the medical device industry, including significant experience in executive management, operations, sales, marketing, business development and investor relations. Before becoming our Chief Executive Officer, Mr. Barber served for seven years as a corporate officer and Executive Vice President of Inamed. Mr. Barber received a Bachelor of Science degree in Business Administration from Bowling Green State University.

Howard Preissman has served as the President and Chief Executive Officer of Parallax since founding the company in 1997. Mr. Preissman has fourteen years of experience in the medical device field with extensive experience in product development and engineering. Mr. Preissman has thirteen patents issued in his name including patents assigned to Parallax. Prior to founding Parallax, Mr. Preissman led product development teams with responsibilities including design, regulatory affairs, quality, marketing, sales and manufacturing for the following companies: Micro Interventional Systems Inc. (acquired by MSD); American Medical Electronics, Inc.; Dow Corning Theratek Group; and World Medical Manufacturing Corporation. Mr. Preissman earned both a Bachelor of Science in Mechanical Engineering and a Masters of Science in Biomedical Engineering from the University of Miami.

Directors and Officers Prior to the Receivership

The following table sets forth our directors and executive officers before the Receivership. Upon the appointment of the Receiver, each of the following individuals who were directors were divested of their duties as a director and all power relating to our company was placed with the Receiver pursuant to the Court Order.

Name	Age	Position
Donald K. McGhan(1)	69	Chairman of the Board and President
Peter D. Costantino, M.D.	45	Chief Executive Officer
Charles E. Barrantes	51	Executive Vice President and Chief Financial Officer
Jim J. McGhan(1)	51	Vice President and Chief Operating Officer
Nikki M. Pomeroy(1)	48	Secretary
John S. Gaynor	60	Director
Joseph J. Territo, M.D.	75	Director
Gerald W. Yankie	64	Director

(1)	Mr. Donald K. McGhan is the father of Jim J. McGhan and Nikki M. Pomeroy. Jim J. McGhan and Nikki M. Pomeroy are brother and sister.

Donald K. McGhan founded the Company in 1995 and served as our Chairman of the Board from its inception until June 1999 and also served as our President from September 30, 1998 until June 1999. From 1989 to 1992, Mr. McGhan was a founder and Director of Miravant Medical Technologies, Inc. (Nasdaq: MRVT), which was originally named PDT, Inc. From 1984 to 1999, Mr. McGhan was also a founder, Chairman of the Board and President of Inamed. Previously, Mr. McGhan was founder, Chairman of the Board and Chief Executive Officer of McGhan NuSil Corporation, which was acquired by Union Carbide Corporation in 1990, and a founder, President and Chairman of the Board of Immulok, Inc., which was acquired by Ortho Diagnostics Systems, Inc., a subsidiary of Johnson & Johnson in 1983.

Peter D. Costantino, M.D. was our Chief Executive Officer from May 1998 until December 1998. Previously, Dr. Costantino was a scientific consultant to Oscto Genies, Inc., Howmedica Leibinger, Inc. and LifeCell Corporation, and an Associate Professor and Co-Director of the Microsurgery Fellowship and Laboratory in the Department of Otolaryngology at the Mount Sinai School of Medicine. He was also a clinical assistant professor in the Department of Surgery at Uniformed Services Health Sciences University and the recipient of numerous honors and awards presented by the American Academy of Facial Plastic and Reconstructive Surgery, among others. Dr. Costantino received his medical degrees from Northwestern University Medical School.

Charles E. Barrantes, a certified public accountant, was our Vice President and Chief Financial Officer from July 1998 until July 1999. Prior to this time, Mr. Barrantes was Vice President and Chief Financial Officer for Whittaker Corporation, a NYSE-listed diversified company involved in the aerospace, defense electronics and global networking industries. Prior to that, Mr. Barrantes served as Executive Vice President, Chief Financial Officer and Secretary of Thompson PBE, Inc., a Nasdaq-traded company with consolidated net sales of over $200 million in 1996, and as Vice President, Corporate Controller and Secretary of Superior Industries International, Inc., a NYSE-listed company with consolidated net sales over $500 million. From May 1977 until January 1989, the former international accounting firm of Arthur Andersen LLP employed Mr. Barrantes.

Jim J. McGhan was our Vice President and Chief Operating Officer from September 1998 until June 1999. From 1996 to 1998, Mr. McGhan was Chief Operating Officer for Inamed and from 1992 to 1998, President and Chief Executive Officer of Inamed’s wholly-owned subsidiary, McGhan Medical Corporation. Concurrently, from 1992 to 1998, Mr. McGhan also served as President of Inamed’s wholly-owned subsidiary, CUI Corporation and BioEnterics Corporation.

Nikki M. Pomeroy served as our Secretary from 1995 to November 1998. From 1980 to 1996, Ms. Pomeroy served as Secretary and as a business consultant for Miravant Medical Technologies, Inc. From 1984 to 1998, she also served as a business consultant for Inamed Corporation. Previously, Ms. Pomeroy has also served as a business consultant for McGhan NuSil Corporation and Immulok, Inc.

John S. Gaynor served as a director from November 1998 until June 1999. When he was appointed as a director, Mr. Gaynor was the President and Chief Executive Officer of Western Region of Colonial Bank. From October 1994, he was the founding President, Chief Executive Officer, and Director of Commercial Bank of Nevada, until it merged with Colonial Bank on June 15, 1998. Prior to joining Commercial Bank of Nevada, he was employed from February 1984 to December 1993 by First Security Bank as its Executive Vice President and Chief Banking Officer. Mr. Gaynor has held various management positions with First Interstate Bank of Nevada from February 1970 to January 1984, both in Reno and Las Vegas.

Joseph J. Territo, M.D. served as a director from November 1998 until June 1999. When he was appointed as a director, Dr. Territo was the President of Newtowne Equities, Ltd. He received his medical degree from Georgetown University School of Medicine and completed his residency in internal medicine in 1957. Dr. Territo retired on November 1, 1997 after practicing internal medicine for forty years. During his active medical career, he served as Field Consultant with John Hopkins School of Medicine, Bariatric Unit, on the staff of Passaic General Hospital in Passaic, New Jersey, and for a number of years combined the practice of traditional medicine with the principles of alternative medicine. He authored a book entitled “Coping with Lyme Disease” and has been a contributing editor on several medical textbooks.

Gerald W. Yankie served as a director from November 1998 until June 1999. Prior to that time, Mr. Yankie served as Vice President of Operations for Miravant Medical Technologies, Inc. and its subsidiaries from August 1992 until March 1998. From March 1987 until April 1992, Mr. Yankie served as President of Techcon Systems, Inc. of Carson, California, a manufacturer and distributor of specialty fluid dispensing equipment to the electronics and aerospace industries. His previous experience includes positions as Manager of Marketing and Sales of NuSil Technologies Corporation, Vice President of Manufacturing and Engineering for Immulok, Inc. and Technical Manager for Dow Corning Corporation in Midland, Michigan and Brussels, Belgium. Mr. Yankie holds a Bachelor of Science degree in Mechanical Engineering from Michigan Technological University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of our common stock to file reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These persons are required by regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file. Since the Receivership, we have not received copies of any filings, with the exception of a Schedule 13D and Form 3 filed by ArthroCare in connection with the transactions contemplated by the Merger Agreement. In addition, the Receiver has not been able to determine whether any forms required to be filed by such persons before the Receivership were filed or copies delivered to the Company.

Code of Ethics

We have adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for each of the last five fiscal years, all compensation awarded to, paid to or earned by the Chief Executive Officer of our company and the four other most highly compensated executive officers during any of the last five fiscal years.

	Annual Compensation					Long-Term Compensation
Name and Principal Positions	Year	Salary $	Bonus $	Other Annual Compensation $		Stock Options Granted (In Shares) (#)		All Other Compensation ($)
George C. Swarts Receiver	2002 2001 2000 1999	— — — —	— — — —	— — — —		— — — —		1,096,207 75,000 90,000 71,660	(1)

Jeffrey J. Barber (2) Chief Executive Officer	2002 2001 2000 1999	421,232 155,348 53,392 23,077	— — — —	— — — —		— — — 125,000	(3)	11,195 11,040 11,130 —	(4)

Howard Preissman (5) President and Chief Executive Officer Parallax Medical, Inc.	2002 2001 2000 1999 1998	239,021 235,492 136,500 138,000 75,847	— — — — —	— — — — 2,923,095	(7)	— — — — 225,000	(8)	10,979 10,500 10,500 6,000 —	(6)

Donald K. McGhan (9) Former Chairman of the Board and President	1999 1998 1997	— — —	— — —	— — —		— — —		— — —

Charles E. Barrantes (10) Former Vice President and Chief Financial Officer	1999 1998 1997	118,000 58,694 —	— — —	— — —		— — —		— — —

Peter D. Costantino, M.D. Former Chief Executive Officer (11)	1999 1998 1997	— 108,053 —	— — —	— — —		— — —		— — —

Jim J. McGhan (12) Former Vice President and Chief Operating Officer	1999 1998 1997	147,360 20,230 —	— — —	— — —		— — —		— — —

Nikki M. Pomeroy (13) Former Secretary	1999 1998 1997	— — —	— — —	4,608 61,056 59,355	(14)	— — —		— — —

(1)	Mr. Swarts was appointed our Receiver on June 30, 1999. Mr. Swarts has not received a salary since the commencement of the Receivership, but rather, in accordance with Nevada law and subject to the approval of the Court, Mr. Swarts is entitled to fees and expenses related to the Receivership. The amounts shown above represent requests submitted and approved by the Court and paid to Mr. Swarts.
(2)	Mr. Barber is employed by us pursuant to an employment agreement, dated as of October 10, 2000. For fiscal years 2000 and 2001, a portion of Mr. Barber’s salary was deferred from the salary payable under this employment agreement. Pursuant to Mr. Barber’s employment agreement, Mr. Barber received salary increases in September of each fiscal year in which he remained in our employ. Mr. Barber received $150,000 in his first year, $220,000 in his second year, $245,000 in his third year and $270,000 in his fourth year of employment. In 2002, Mr. Barber was paid his salary of $270,000 in accordance with this employment agreement as well as all wages that were deferred in 2000 and 2001. (See “Executive Compensation – Employment Agreements”).

(3)	Pursuant to Mr. Barber’s employment agreement, in 2000, Mr. Barber received options to purchase 100,000 shares of our Common Stock for a price of $2.00 per share pursuant to the Medical Device Alliance Inc. 1998 Stock Compensation Program, which vest at the rate of 25,000 options per year. In addition, further pursuant to Mr. Barber’s employment agreement, Mr. Barber was granted an additional option to purchase 25,000 shares of our Common Stock at an exercise price of $2.00 per share with respect to his efforts respecting LySonix. As of November 12, 2003, all of these options are vested and exercisable.
(4)	Includes contributions made by Mr. Barber to the Medical Device Alliance Inc. 401(k) Plan (the “401(k) Plan”) of $11,000, $10,500 and $10,500 for 2002, 2001 and 2000, respectively, and certain other medical contribution accounts. We do not contribute or match any contributions made by an employee under our 401(k) Plan.
(5)	Mr. Preissman is employed and paid by Parallax pursuant to terms of an employment agreement, dated as of March 26, 2001. See “Executive Compensation – Employment Contracts.”
(6)	Includes contributions made by Mr. Preissman to the 401(k) Plan of $10,979, $10,500, $10,500 and $6,000 for 2002, 2001, 2000 and 1999, respectively.
(7)	Represents the redemption value of 389,746 shares of our Series B Preferred Stock issued in connection with the merger transaction between the company and our majority-owned subsidiary, Parallax. See “Legal Proceedings – Series B Preferred Stock Litigation” for additional information regarding our Series B Preferred Stock.
(8)	In 1998, Mr. Preissman was granted an option to purchase 225,000 shares of Parallax common stock at an exercise price of $0.45 per share under the Parallax Medical, Inc. 1999 Incentive Stock Option Plan.
(9)	Donald K. McGhan was relieved of his duties upon commencement of the Receivership. Mr. McGhan did not receive any salary, but several entities owned, controlled by or affiliated with Mr. McGhan received payments by us. See “Certain Relationships and Related Transactions.”
(10)	Mr. Barrantes resigned in July 1999.
(11)	Dr. Costantino resigned in December 1999. See “Legal Proceedings – Costantino Litigation.”
(12)	Mr. Jim J. McGhan was terminated upon the appointment of the Receiver. Mr. McGhan, as part of the Global Settlement Agreement, dated as of January 7, 2002 and as described in further detail in “Legal Proceedings – Court Ordered Receivership,” waived and released us of any claims he may have had with respect to, among other things, his employment agreement.
(13)	Ms. Pomeroy was removed as our Secretary upon the appointment of the Receiver.
(14)	Represents payments Ms. Pomeroy received from us in return for consulting services she provided.

Stock Option Grants And Exercises

We grant stock options to our executive officers under the Medical Device Alliance Inc. 1998 Stock Compensation Program. As of November 12, 2003, options to purchase a total of 287,520 shares were outstanding under our 1998 Stock Compensation Plan, and 1,102,480 shares were available for future option grants under this plan.

Our subsidiary, Parallax, grants stock options to certain of our executive officers under the Parallax Medical, Inc. 1999 Incentive Stock Option Plan. As of November 12, 2003, options to purchase a total of 972,500 shares were outstanding under the 1999 Incentive Option Plan, and 327,500 shares were available for future option grants under this plan. The following tables show, for the fiscal year ended December 31, 2002, certain information regarding options granted to, exercised by, and held at year-end by, the current executive officers listed on the “Summary of Executive Compensation” table above.

The potential realizable value is calculated based on the ten-year term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent our prediction of our stock price performance. The potential realizable values at 5% or 10% appreciation are calculated by:

•	multiplying the number of shares of common stock subject to a given option by the exercise price per share;

•	assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table until the expiration of the options; and

•	subtracting from that result the aggregate option exercise price.

Percentages shown under “Percent of Total Options/SARs Granted to Employees in Fiscal Year Ended December 31, 2002” are based on (i) options to purchase 25,000 shares of our Common Stock granted pursuant to our 1998 Stock Compensation Program to our employees during the year ended December 31, 2002 and (ii) options to purchase 107,500 shares of Parallax common stock granted pursuant to the Parallax 1999 Incentive Stock Option Plan to certain Parallax employees during the year ended December 31, 2002.

Option/SAR Grants During the Fiscal Year Ended December 31, 2002

Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year Ended December 31, 2002	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5% ($)	10% ($)
Jeffrey J. Barber (1)	25,000	100%	$2.00	9/19/13	$31,444	$79,687
Howard Preissman	—	—	—	—	—	—
George C. Swarts	—	—	—	—	—	—

(1)	Mr. Barber was granted 25,000 options to purchase our Common Stock pursuant to our 1998 Stock Compensation Program. Our 1998 Stock Compensation Program provides that our options shall vest at a rate of at least twenty percent per year over five years. Under certain circumstances following a change of control or reorganization, the vesting of such options may accelerate and such options may become immediately exercisable. Such options are not transferable and in the event that Mr. Barber is terminated for any reason, all of Mr. Barber’s unvested options may terminate.

The following table sets forth the number and value of securities underlying unexercised options that are held by the current executive officers listed in the “Summary of Executive Compensation” table above. Amounts shown under the column “Value of Unexercised In-the-Money Options/SARs at December 31 2002” are not based on either the fair market value of either our capital stock or the capital stock of Parallax, since no determination of the fair market value of our capital stock or the capital stock of Parallax has been made since the commencement of the Receivership. Our capital stock and the capital stock of Parallax are not publicly traded, and there is no current market for our capital stock or the capital stock of Parallax from which we can make a determination as to whether the options listed below are in-the-money.

Aggregated Option/SAR Exercises During the Fiscal Year Ended December 31, 2002,

and Option/SAR Values as of December 31, 2002

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at December 31, 2002 (#) Exercisable/ Unexercisable		Value of Unexercised, In-the-Money Options/SARs at December 31, 2002 ($) Exercisable/ Unexercisable
Jeffrey J. Barber	—	—	125,000 / —		n/a*(1)

Howard Preissman	—	—	225,000 / —	(2)	n/a*(1)

George C. Swarts	—	—	— / —		— / —

*	not applicable
(1)	Since the commencement of the Receivership, we have made no determination of the fair market value of our capital stock or the capital stock of our subsidiary, Parallax. Neither our capital stock nor the capital stock of Parallax are publicly traded, and there is no current market for our capital stock or the capital stock of Parallax from which we can make a determination as to whether the options listed are in-the-money.
(2)	Represents options to purchase shares of our subsidiary, Parallax, at an exercise price of $0.45 per share, which were granted to Mr. Preissman on September 1, 1998.

Compensation of Directors

Prior to the Receivership, our employees did not receive any additional compensation for serving as a member of our board of directors or on any of our board committees. Our non-employee directors received fees for serving on our board of directors and on our board committees, and such directors were eligible to receive an annual stock option grant under our Non-Employee Directors’ Stock Option Plan, which is included in our 1998 Stock Compensation Program (the “Directors’ Plan”). The Directors’ Plan provides for an automatic grant of non-qualified stock options to purchase 15,000 shares of Common Stock to non-employee directors on the first day of the fourth quarter of each year that a non-employee director serves on the board. Each stock option vests upon the grant date. The options are granted at an option price equal to the fair market value of the Company’s Common Stock on the grant date. Each such stock option can be issued subject to a repurchase option in favor of the Company, which lapses at a rate of 20% per year over five years following the grant date. Options granted pursuant to our Directors’ Plan terminate upon the earlier of 90 days following a director’s resignation or termination from our board of directors for any reason other than death, ten years form the date of grant, or six months from a director’s death. As of November 12, 2003, there were no stock options issued or outstanding under our Directors’ Plan. Prior to the commencement of the Receivership, we reimbursed directors for out-of-pocket expenses incurred in connection with attending our board and board committee meetings.

Upon the commencement of the Receivership, all of the members of our board of directors were immediately relieved of their powers and responsibilities as members of our board of directors. In the event that the Court reconveys corporate authority to us, we will hold an annual meeting of stockholders for the purpose of, among other things, electing a new slate of directors to assume control of our company and appointing officers who will be charged with the day-to-day operations of the company in the event that the transactions contemplated by the ArthroCare Merger Agreement are not completed.

Employment Contracts

We entered into employment agreements with Jeffrey J. Barber to serve as our Chief Executive Officer and with Howard Preissman to serve as the Chief Executive Officer of Parallax.

Jeffrey J. Barber

In October 2000, we entered into an employment agreement with Mr. Barber (the “Barber Agreement”), whereby Mr. Barber became our Chief Executive Officer for a term of two years with a provision allowing this term to be extended for an additional two years. The effective date of the Barber Agreement was September 20, 1999. Under the terms of the Barber Agreement, Mr. Barber was to be paid $150,000 in his first year, $220,000 in his second year, $245,000 in his third year and $270,000 in his fourth year of employment; provided that the Barber Agreement had been extended for the option period. The Barber Agreement also granted Mr. Barber certain options to purchase up to 100,000 shares of our Common Stock at an exercise price of $2.00 per share, which vested in increments of 25,000 options per year. In addition, further pursuant to the Barber Agreement, Mr. Barber was granted an additional 25,000 options. As of November 12, 2003, Mr. Barber holds options to purchase 125,000 shares of our Common Stock that are vested and exercisable.

In September 2003, pursuant to an oral agreement with the Receiver, Mr. Barber agreed to remain our Chief Executive Officer until the earlier of the termination of the Receivership or the completion of the transactions contemplated by the ArthroCare

Merger Agreement. Mr. Barber is continuing his employment with the company under the terms set forth for Mr. Barber’s fourth year of employment under the Barber Agreement. In the event the transactions contemplated by the ArthroCare Merger Agreement are completed, Mr. Barber shall receive a lump sum payment from us equal to one year’s salary calculated using Mr. Barber’s current annual rate of pay of $270,000.

In addition, Mr. Barber entered into a Stockholder Waiver Agreement, whereby Mr. Barber agreed to waive any and all claims that he may have against us and ArthroCare with respect to the operation of our business following the completion of the transactions contemplated by the ArthroCare Merger Agreement as they relate to his right to receive payments under Contingent Value Rights. See “Business Development – Merger Agreement with ArthroCare Corporation.”

Howard Preissman

In March 2001, we entered into an employment agreement with Mr. Preissman (the “Preissman Agreement”), whereby Mr. Preissman became the President and Chief Executive Officer of Parallax for a term of two years. The Preissman Agreement includes provisions allowing this term to be extended for one or two additional years. Currently, the term of the Preissman Agreement has been automatically extended to March 2004. Under the terms of the Preissman Agreement, Mr. Preissman receives a salary of $250,000 per year.

In connection with the execution of the ArthroCare Merger Agreement, Howard Preissman entered into a consulting agreement with ArthroCare. This consulting agreement becomes effective only if the transactions contemplated by the ArthroCare Merger Agreement are completed. Pursuant to the terms of the consulting agreement, if the transactions contemplated by the ArthroCare Merger Agreement are completed, Mr. Preissman will resign as Chief Executive Officer of Parallax, but perform certain consulting services for ArthroCare for a term of one year. Further, pursuant to the consulting agreement, Mr. Preissman agreed to waive all claims and any right to receive severance benefits under the Preissman Agreement.

In addition, Mr. Preissman entered into a Stockholder Waiver Agreement, whereby Mr. Preissman agreed to waive any and all claims that he may have against us and ArthroCare with respect to the operation of our business following the completion of the transactions contemplated by the ArthroCare Merger Agreement as they relate to his right to receive payments under Contingent Value Rights. See “Business Development – Merger Agreement with ArthroCare Corporation.”

In 1998, Mr. Preissman was granted 225,000 options to purchase shares of Parallax stock at an exercise price of $0.45 per share.

Former Officers Prior to the Receivership

Prior to the appointment of the Receiver, we entered into employment agreements with Peter D. Costantino, M.D., Charles E. Barrantes and Jim J. McGhan.

On March 19, 1998, we entered into an employment agreement with Dr. Costantino (the “Costantino Agreement”), whereby Dr. Costantino became our Chief Executive Officer for a term of five years. Under the terms of the Costantino Agreement, Dr. Costantino was to receive a salary of $400,000 per year in addition to quarterly bonuses of between $30,000 to $100,000 on an annualized basis. Dr. Costantino resigned as our Chief Executive Officer in December 1998. See “Legal Proceedings – Costantino Litigation.”

On October 24, 1998, we entered into an employment agreement with Mr. Barrantes (the “Barrantes Agreement”), whereby Mr. Barrantes became our Executive Vice President and Chief Financial Officer for a term of three years. Under the terms of the Barrantes Agreement, Mr. Barrantes was to receive a salary of $180,000 per year. Mr. Barrantes resigned from his position on July 30, 1999.

On October 24, 1998, we entered into an employment agreement with Jim J. McGhan (the “McGhan Agreement”), whereby Mr. McGhan became our Vice President and Chief Operating Officer for a term of three years. Under the terms of the McGhan Agreement, Mr. McGhan was to receive a salary of $180,000 per year. After the appointment of the Receiver, Mr. McGhan was terminated in September 1999 and Mr. McGhan released us of any claims under the Global Settlement Agreement, dated January 7, 2002. See “Legal Proceedings – Court Ordered Receivership.”

We also entered into separate severance and retention agreements (the “Severance and Retention Agreements”) with Messrs. Barrantes and Jim J. McGhan. Under the terms of the Severance and Retention Agreements, upon a change in control of the Company, which, as defined under the Severance and Retention Agreements did not require actual termination, Messrs. Barrantes or Jim J. McGhan would have been entitled to certain severance benefits, including salary continuation for up to the remaining term of their respective employment agreements or longer, depending on certain defined conditions. These Severance and Retention Agreements are no longer in effect due to the resignations of Mr. Barrantes and our receipt of a full release by Mr. Jim J. McGhan under the Global Settlement Agreement, dated January 7, 2002. See “Legal Proceedings – Court Ordered Receivership.”

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock

The following table sets forth certain information regarding the ownership of our Common Stock as of November 12, 2003 by: (i) each director; (ii) each of the executive officers named in the Summary of Executive Compensation table in Item 10 of this Report; (iii) all executive officers and directors of the company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our Common Stock. Unless otherwise indicated, the mailing address for each party listed below is c/o Medical Device Alliance Inc., 5851 West Charleston Boulevard, Las Vegas, Nevada 89146.

Beneficial Owner	Beneficial Ownership (1)
Executive Officers and Directors	Number of Shares		Percent of Total Class
Jeffrey J. Barber (2)	210,000		2.7%

Howard Preissman (3)	389,746		5.0%

George C. Swarts	—		—

5% Stockholders

ArthroCare Corporation (4) 680 Vaqueros Avenue Sunnyvale, CA 94085	3,353,010		43.0	%(5)

Donald K. McGhan (6) c/o Medicor Ltd. 4560 S. Decatur Blvd., Suite 300 Las Vegas, NV 89103	2,150,391		27.9%

International Integrated Industries, LLC (8) c/o Medicor Ltd. 4560 S. Decatur Blvd., Suite 300 Las Vegas, NV 89103	1,534,792		19.8%

Vegas Ventures LLC (7) 1700 Hayes Street, Suite 304 Nashville, Tennessee 37203	1,750,000		22.6%

Howard Preissman (3)	389,746		5.0%

All executive officers and directors as a group (3 persons)	599,746	(9)	7.7%

Former Officers and Directors
Charles E. Barrantes	—		*
Jim J. McGhan	75,000		*
Nikki M. Pomeroy	75,000	(10)	*
John S. Gaynor	—		*
Joseph J. Territo, M.D.	—		*
Gerald W. Yankie	—		*

*	Less than 1%.
(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 7,738,652 shares of the company’s capital stock outstanding on November 12, 2003, which is comprised of 6,871,529 shares of Common Stock, 579,603 shares of Series B Preferred Stock and options to purchase 287,520 shares of common stock, and are calculated as required by rules promulgated by the Securities and Exchange Commission.
(2)	Includes 125,000 shares Mr. Barber has the right to acquire pursuant to outstanding options exercisable within 60 days of November 12, 2003.
(3)	Represents 389,746 shares of our Series B Preferred Stock, which is convertible into 389,746 shares of our Common Stock.
(4)

Beneficial ownership of the Common Stock referred to herein is being reported hereunder solely because ArthroCare may be deemed to have beneficial ownership of such shares as a result of certain Stockholder Support Agreements granted to ArthroCare, pursuant to which certain of our stockholders granted an irrevocable proxy to vote approximately 45% of our currently outstanding capital stock in favor of adoption of the Merger Agreement and the transactions contemplated thereby. The terms of these Stockholder Support Agreements are discussed more fully in “Business Development – Merger Agreement with ArthroCare Corporation.” ArthroCare expressly disclaims all beneficial ownership of all of the Common Stock listed above.

(5)	This percentage is based on our capital stock outstanding plus all of our options that are currently exercisable. For the purposes of calculating the percentage of our capital stock that may be beneficially held by ArthroCare pursuant to the Stockholder Support Agreements described in footnote (4) above, we did not include our options that are currently exercisable. Consequently, the amount of our currently outstanding capital stock, which may be beneficially owned by ArthroCare, as described above in footnote (4), is 45%.
(6)	Includes: (i) 153,699 shares held by Mr. McGhan personally; (ii) 1,534,792 shares held by International Integrated Industries, LLC, of which Mr. McGhan is the Managing Member; (iii) 200,000 shares held by Shirley M. McGhan, the wife of Mr. McGhan; (iv) 75,000 shares held by Nikki M. Pomeroy, a child of Mr. McGhan; (v) 91,900 shares held by Lon L. McGhan, a child of Mr. McGhan; (vi) 75,000 shares held by Jim J. McGhan, a child of Mr. McGhan; and (vii) 20,000 shares held by MDA Equity Performance, L.P., in which Mr. McGhan acts as General Partner (collectively, the “McGhan Entities”). Mr. McGhan disclaims beneficial ownership of all shares held by members of his immediate family, which shares total 241,900. In connection with the execution of the ArthroCare Merger Agreement, the McGhan Entities entered into a Stockholder Support Agreement, dated as of October 23, 2003, with ArthroCare, pursuant to which the McGhan Entities granted ArthroCare an irrevocable proxy to vote their aggregate of 2,150,391 shares of Common Stock in favor of adoption of the Merger Agreement and the transactions contemplated thereby. The terms of this Stockholder Support Agreement are discussed more fully in “Business Development – Merger Agreement with ArthroCare Corporation.”
(7)	In connection with the execution of the Merger Agreement, Vegas Ventures entered into a Stockholder Support Agreement, dated as of October 23, 2003, with ArthroCare, pursuant to which Vegas Ventures granted ArthroCare an irrevocable proxy to vote 1,202,619 of their shares of Common Stock in favor of adoption of the Merger Agreement and the transactions contemplated thereby. The terms of this Stockholder Support Agreement are discussed more fully in “Business Development – Merger Agreement with ArthroCare Corporation.”
(8)	Donald K. McGhan is the Managing Member of International Integrated Industries, LLC. International Integrated Industries, LLC is a party to that certain McGhan Stockholder Support Agreement, which is described in footnote (6) above. The shares beneficially owned by International Integrated Industries, LLC are included in the shares beneficially owned by Donald K. McGhan.
(9)	Includes 125,000 shares Mr. Barber has the right to acquire pursuant to outstanding options exercisable within 60 days of November 12, 2003, and 389,746 shares Mr. Preissman has the right to acquire within 60 days of November 12, 2003 through conversion of Mr. Preissman’s 389,746 shares of our Series B Preferred Stock.
(10)	Includes 75,000 shares issued to the Moseley Living Trust of which Nikki M. Pomeroy is the trustee.

Series B Preferred Stock

The following table sets forth certain information regarding the ownership of our Series B Preferred Stock as of November 12, 2003 by: (i) each director; (ii) each of the executive officers named in the Summary of Executive Compensation table in Item 10 of this Report; (iii) all executive officers and directors of the company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our Common Stock on an as-converted basis. Unless otherwise indicated, the mailing address for each party listed below is c/o Medical Device Alliance Inc., 5851 West Charleston Boulevard, Las Vegas, Nevada 89146.

Beneficial Owner	Beneficial Ownership (1)
Executive Officers and Directors	Number of Shares	Percent of Total Class
Jeffrey J. Barber	—	—
Howard Preissman	389,746	67.2%
George C. Swarts	—	—

5% Stockholders

Peter D. Costantino, M.D. 12 Wrights Mill Road Armonk, NY 10504	87,065	15%

Jacques E. Dion, M.D. 794 Springdale Road Atlanta, GA 30306	42,874	7.4%

Mary E. Jensen, M.D. 6183 Plank Road Aston, VA 22920	42,874	7.4%

All executive officers and directors as a group (3 persons)	389,746	67.2%

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 579,603 shares of the Company’s Series B Preferred Stock outstanding on November 12, 2003 adjusted as required by rules promulgated by the Securities and Exchange Commission.

Equity Compensation Plan Information

Medical Device Alliance Inc. 1998 Stock Compensation Program

We maintain the Medical Device Alliance Inc. 1998 Stock Compensation Program, pursuant to which we may grant equity awards to eligible persons. The following table provides information as of November 12, 2003 about equity awards under our 1998 Stock Compensation Program, since the commencement of the program.

Private Plan Category	Number Of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants And Rights	Weighted Average Exercise Price of Outstanding Options, Warrants And Rights	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Security Holders (1)	287,520	$2.86	1,012,480

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	287,520	$2.86	1,012,480

(1)	Our 1998 Stock Compensation Program consists of: (i) 1998 Incentive Stock Option Plan; (ii) 1998 Non-Qualified Stock Option Plan; (iii) 1998 Restricted Share Plan; (iv) 1998 Employee Stock Purchase Plan; (v) 1998 Non-Employee Director Stock Option Plan; (vi) 1998 Stock Appreciation Rights Plan; and (vii) 1998 Other Stock Rights Plan. As of November 12, 2003, no shares have been issued pursuant to our: (i) 1998 Restricted Share Plan; (ii) 1998 Employee Stock Purchase Plan; (iii) 1998 Non-Employee Director Stock Option Plan; (iv) 1998 Stock Appreciation Rights Plan; and (v) 1998 Other Stock Rights Plan.

Parallax Medical, Inc. 1999 Incentive Stock Option Plan

Our subsidiary, Parallax, maintains the Parallax Medical, Inc. 1999 Incentive Stock Option Plan, pursuant to which we may grant equity awards to eligible persons. The following table provides information as of November 12, 2003 about equity awards under the 1999 Incentive Stock Option Plan, since the commencement of the program.

Private Plan Category	Number Of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants And Rights	Weighted Average Exercise Price of Outstanding Options, Warrants And Rights	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Security Holders	972,500	$1.02	327,500

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	972,500	$1.02	327,500

Change of Control Arrangements

On October 23, 2003, we entered into the ArthroCare Merger Agreement. Pursuant to the terms of the Merger Agreement, and subject to certain conditions being satisfied or waived, Merger Sub will merge with and into the company with the company surviving the Merger as a wholly-owned subsidiary of ArthroCare. The terms of the Merger Agreement are discussed in “Business Development – Merger Agreement with ArthroCare Corporation.” In connection with the transactions contemplated by the ArthroCare Merger Agreement, Vegas Ventures, LLC and the McGhan Entities have entered into Stockholder Support Agreements with ArthroCare, granting ArthroCare irrevocable proxies to vote approximately 45% of our outstanding capital stock in favor of the Merger. The terms of the Stockholder Support Agreements are discussed more fully in “Business Development – Merger Agreement with ArthroCare Corporation.”

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships

As of November 12, 2003, Donald K. McGhan, our former Chairman of the Board and President, owns of record 153,325 shares of our Common Stock. Mr. McGhan’s wife, Shirley M. McGhan, owns of record 200,000 shares of Common Stock. Mr. McGhan’s adult children, Jim J. McGhan, Lon L. McGhan and Nikki M. Pomeroy own 75,000, 91,900 and 75,000 shares of our Common Stock, respectively.

International Integrated Industries, LLC, a Nevada limited liability company, owns 1,534,792 shares of our Common Stock. Mr. McGhan is the Managing Member of International Integrated Industries, LLC.

MDA Equity Performance, LP, a Nevada limited partnership, owns 20,000 shares of our Common Stock. Mr. McGhan is the Chairman of the Board and President of McGhan Management Corporation, a Nevada corporation, which is the General Partner of MDA Equity Performance, LP.

Mr. McGhan has voting and dispositive power over the shares of our Common Stock held by the above listed entities (except for the shares held by his adult children) and, accordingly, may be deemed to have beneficial ownership with respect to these shares. As a result of Global Settlement Agreement between, among other parties, us and the McGhan Entities, these shares are subject to voting restrictions. Specific details of the terms restricting the voting rights can be found in Item 1 of this Report and in Note 2 to the Notes to the Consolidated Financial Statements in Item 7. As part of the ArthroCare Merger Agreement, ArthroCare entered into a Stockholder Support Agreement, dated as of October 23, 2003, with the McGhan Entities, pursuant to which such stockholders granted ArthroCare an irrevocable proxy to vote their aggregate of 2,150,391 shares of our Common Stock in favor of adoption of the ArthroCare Merger Agreement and against certain other competing proposals as more fully set forth therein. In addition, the McGhan Entities also entered into a Stockholder Waiver Agreement, dated as of October 23, 2003, whereby each generally agreed to waive any and all claims that they may have or had against us and ArthroCare, including, but not limited to, the operation of our business after the Effective Time as it relates their right to receive payments under Contingent Value Rights.

Related Transactions

Donald K. McGhan, our former Chairman and greater than 10% stockholder, entered into transactions with Inamed Corporation in 1997, 1998 and 1999, respectively. McGhan is the former Chairman, Chief Executive Officer, President and a greater than 10% stockholder of Inamed.

In 1997, Donald K. McGhan used company funds to purchase furniture, artwork and equipment from Inamed for $336,566 for his personal use. In 2000, Donald K. McGhan reimbursed us for these items in the amount of $275,000.

In 1997 and 1998, we transferred $9.9 million to Inamed. The indebtedness of Inamed was transferred to International Integrated Industries, LLC, an entity affiliated with Donald K. McGhan. In October 1998, we agreed to convert the remaining balance (approximately $8.5 million including accrued interest) into 860,000 shares of Inamed common stock and a warrant to purchase 260,000 shares of Inamed common stock at $12.40 per share. At the time, Inamed common stock was publicly trading at $4.40 per share.

In 1998, Donald K. McGhan purchased 200,000 shares of the Inamed common stock from us at $7.5625 per share when Inamed was publicly trading at $4.40 per share.

In 1998, we made payments of $2,420,000 to Executive Flite Management, Inc. (“EFM”), a company that is controlled by the family of Donald K. McGhan, for airplane rental expenses. In 1997, we incurred approximately $1.3 million relating to airplane rental expenses provided by EFM.

Also in 1998, Donald K. McGhan caused us to guarantee the accounts of Donald K. McGhan, Shirley M. McGhan, McGhan Management, L.P., McGhan Management Corporation and International Integrated Industries, LLC held at Wedbush Morgan Securities, Inc. by pledging our accounts, which held 660,000 shares of Inamed as collateral.

As part of the Global Settlement Agreement, the restrictions on the Inamed Stock were removed, Wedbush released the cross-collateralization, Inamed agreed to terms allowing us to trade the stock with certain limitations and exercise the 260,000 warrants at our discretion. We exercised the warrants in April 2002. In addition, we received another 150,000 shares of Inamed common stock that was being held in escrow as security for a lease on our former offices in Las Vegas, Nevada and $2.5 million in cash from Inamed. See “Legal Proceedings.”

In 1999, 1998 and 1997, respectively, payments of $31,000, $392,000 and $583,587, respectively, were made to McGhan Management Corporation, which is controlled by Donald K. McGhan, for management, administrative, accounting and consulting services.

In 1999, 1998 and 1997, respectively, the Company incurred rental expenses of $77,000, $137,000 and $120,000, respectively, for office space in Las Vegas, Nevada subleased from International Integrated Industries, LLC, a company controlled by McGhan. International Integrated Industries, LLC subleased the office space from Inamed. Inamed placed 200,000 shares of its common stock in escrow as security for the lease. As part of the Global Settlement Agreement, we obtained 150,000 shares that were held in escrow and any amounts due to International Integrated Industries, LLC for rent were forgiven. We received the 150,000 shares of Inamed common stock in May 2002. The forgiven rent was written off in 2001.

In 2002, 2001, 2000, 1999, 1998 and 1997, respectively, the Company incurred rent expense of $0, $693,616, $674,912, $655,000, $622,000 and $712,042, respectively, to McMark L.P., a company controlled by Donald K. McGhan, for LySonix’s facility in Carpinteria, California. These amounts were forgiven as a part of the Global Settlement Agreement.

In 1998, we agreed to purchase a building owned by McMark L.P. That agreement was later modified, giving the equity of approximately $1.9 million in the McMark L.P. building to us. This equity was recorded and reclassified as a related party receivable and a reserve for the entire amount was reserved at that time. The related party receivable and reserve was written off in 2001 as part of the Global Settlement Agreement.

During 2001, 2000, 1999 and 1997, LySonix made purchases from Inamed and its subsidiaries. At December 31, 2001, approximately $42,000 was included in LySonix’s accounts payable related to these purchases and approximately $104,000 was included in trade receivables related to international sales. These amounts have been forgiven as a result of the Global Settlement Agreement.

We made loans to certain employees which totaled $0, $209,414, $245,000 and $238,760 as of December 31, 2000, 1999, 1998 and 1997, respectively. These loans bore interest at 8% and were due to mature at varying times through 2003. Amounts owing for principal and interest were paid off with employee bonuses and severance pay owed. Any unpaid balances were written off by us at the end of 2001.

In 1997, the Company loaned $450,000 to EFM. Payments made from EFM in 1999 and 1998 were $0 and $364,000, respectively.

ITEM 13.	EXHIBITS, LIST AND REPORTS ON FORM 8-K

Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-KSB.

10.01	Employment Agreement of Jeffrey J. Barber, dated as of October 10, 2000.

10.02	Employment Agreement of Howard Preissman, dated as of March 26, 2001.

10.03	Distribution Agreement between Parallax Medical, Inc. and Medtronic Sofamor Danek, Inc., dated April 1, 2000.

10.04	Amendment Number 1 to Distribution Agreement between Parallax Medical, Inc. and Medtronic Sofamor Danek, Inc., dated June 14, 2002.

10.05	Termination Agreement between Parallax Medical, Inc. and Medtronic Sofamor Danek, Inc., dated January 16, 2003.

10.06	Industrial Real Estate Lease between Parallax Medical, Inc. and Brookwood Associates, as amended, dated September 1, 2001.

10.07	Parallax Medical, Inc. 1999 Incentive Stock Option Plan.

14.1	Code of Ethics of Medical Device Alliance Inc.

21.1	Subsidiaries of Medical Device Alliance Inc.

23.1	Consent from Farber & Hass, LLP.

31.1	Certification of Receiver (Chief Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Receiver (Chief Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Previously Filed Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-KSB.

Exhibit	Description

3.1	Registrant’s Articles of Incorporation.*

3.2	Registrant’s By-Laws. *

4.1	Specimen Stock Certificate for Medical Device Alliance Inc. Common Stock, par value $.001 per share. *

10.1	Medical Device Alliance Inc. 1998 Stock Compensation Program*

10.2	Form of Medical Device Alliance Inc. Common Stock Private Memorandum dated as of November 1, 1996. *

10.3	Form of Medical Device Alliance Inc. Series A Preferred Stock Private Placement Memorandum dated as of April 15, 1997. *

10.4	Form of Medical Device Alliance Inc. Debenture Offering dated as of October 10, 1997. *

10.5	Convertible Debenture Agreement dated May 1, 1998 between Medical Device Alliance Inc. and E* Capital Corporation. *

10.6	Form of Indemnification Agreement entered into by Medical Device Alliance Inc. with each of it’s Directors and Executive Officers. *

10.7	Form of Selling Agent Warrant for Common Stock Private Placement*

10.8	Form of Selling Agent Warrant for Series A Preferred Stock Placement*

10.9	Legal Consulting Agreement between Medical Device Alliance Inc. and Nida & Maloney, P.C. dated as of April 1, 1998. *

10.11	Warrant Agreement between Medical Device Alliance Inc. and Peter D. Costantino, M.D. dated as of April 1, 1998.**

10.12	Executive Officer Warrant Agreement between Medical Device Alliance Inc. and Peter D. Costantino, M.D. dated as of May 15, 1998.**

10.13	Employment Agreement between Medical Device Alliance Inc. and Peter D. Costantino, M.D. dated as of March 19, 1998. *

10.14	Exclusive License Agreement between Medical Device Alliance Inc. and Misonix, Inc. dated as of December 10, 1995. *

10.15	Modification to Exclusive License Agreement between Medical Device Alliance Inc. and Misonix, Inc. dated as of February 27, 1996. *

10.16	Private Label Vendor Agreement between Medical Device Alliance Inc.’s wholly-owned subsidiary, MDA Capital Incorporated, and Lighthouse Capital, Inc. dated as of January 15, 1997. *

10.17	Addendum to Private Label Vendor Agreement between MDA Capital Incorporated and Lighthouse Capital, Inc. as of January 15, 1997. *

10.18	Second Addendum to Private Label Vendor Agreement between MDA Capital Incorporated and Lighthouse Capital dated as of February 12, 1997. *

10.19	Third addendum to Private Label Vendor Agreement between MDA Capital Incorporated and Lighthouse Capital dated as of February 12, 1997. *

10.20	Fourth addendum to Private Label Vendor Agreement between MDA Capital Incorporated and Lighthouse Capital dated as of March 1, 1998. *

10.21	Fifth addendum to Private Label Vendor Agreement between MDA Capital Incorporated and Lighthouse Capital dated as of September 1, 1998. *

10.22	Distribution Agreement between Medical Device Alliance Inc.’s wholly-owned subsidiary, LySonix Incorporated, and the Marena Group dated as of September 24, 1997. *

10.23	Distribution Agreement between LySonix Incorporated and FlowMatrix Corporation dated as of October 8, 1997. *

10.24	Co-Marketing Agreement by and among LySonix Incorporated, MDA Capital Incorporated and McGhan Medical Corporation dated as of January 1, 1998. *

10.25	Debt Conversion Agreement by Medical Device Alliance Inc., International Integrated Industries, LLC and McMark Limited Partnership effective as of July 8, 1998. *

10.26	Agreement and Plan of Merger among Medical Device Alliance Inc.; its wholly-owned subsidiary, PX Acquisition Corp., and Parallax Medical, Inc. dated as of August 10, 1998. *

10.27	Registration Rights Agreement between Medical Device Alliance Inc. and Parallax Medical, Inc. Shareholders dated as of July 31, 1998. *

10.28	Stockholders’ Escrow Agreement among Medical Device Alliance Inc., Santa Barbara Bank & Trust, Parallax Medical, Inc. Shareholders and Stockholders’ Agent dated as of July 31, 1998. *

10.29	Escrow Fee Agreement letter dated August 10, 1998 from Medical Device Alliance Inc. and Santa Barbara Bank & Trust. *

10.30	Certificate of Designation, Rights and Preferences of the Series B Convertible Preferred Stock of Medical Device Alliance Inc. pursuant to Chapter 78 of the Nevada Revised Statutes for Series B Preferred Stock dated August 10, 1998. *

10.31	Certificate of Merger of Parallax Medical, Inc. into PX Acquisition Corp. dated as of August 10, 1998. *

10.32	Notice of Merger of Parallax Medical, Inc. into PX Acquisition Corp., a wholly-owned subsidiary of Medical Device Alliance Inc., dated September 21, 1998. *

10.33	Funding Commitment Letter dated August 10, 1998 from Medical Device Alliance Inc. to Parallax Medical, Inc. *

10.34	Employment Agreement between Parallax Medical, Inc. and Howard Preissman dated August 10, 1998. *

10.35	Employment Agreement between Medical Device Alliance Inc. and Charles E. Barrantes dated October 24, 1998. *

10.36	Employment Agreement between Medical Device Alliance Inc. and Jim J. McGhan dated October 24, 1998. *

10.37	Global Settlement Agreement dated January 7, 2002, by and among Medical Device Alliance, Inc., LySonix Inc., Parallax Medical Inc., MDA Capital, Inc. and George Swarts, Receiver (on behalf of the foregoing entities), Donald K. McGhan, Jim J. McGhan, International Integrated Industries, LLC, McGhan Management Corporation, McGhan Management, L.P., McMark, L.P., MDA Equity Performance, Global Asset Management, L.P., Executive Flite Management, Inc., SMM Charitable Unitrust, TLC Family L.P., Nikki M. Pomeroy, Shirley M. McGhan, and Lon L. McGhan, Inamed

Corporation and Inamed Medical Products Corporation (f/k/a/ McGhan Medical Corporation), and the plaintiffs in the matters captioned Ahr, et al. v. Medical Device Alliance, Inc. et al., and Andrikos et al., vs. Medical Device Alliance, Inc., et al., now consolidated into case No. A400852 in the Eighth Judicial District Court, Clark County, Nevada and Chieftain LLC, et al. v. Medical Device Alliance, Inc. et al., in Superior Court of the State of California, County of Los Angeles (Case No. BC 199819).+

10.38	Order Granting Joint Motion of the Receiver and Ahr and Andrikos Plaintiffs For Good Faith Settlement Determination dated December 21, 2001. +

10.39	Order Granting Joint Motion of the Receiver and McGhan Parties For Good Faith Settlement Determination dated December 21, 2001. +

10.40	Order Granting Joint Motion of the Receiver, Inamed Corporation and McGhan Medical Corporation For Good Faith Settlement Determination dated December 21, 2001. +

10.41	Order Granting Joint Motion of the Receiver and Wedbush Morgan Securities For Good Faith Settlement Determination dated April 4, 2002. +

10.42	Agreement and Plan of Merger, dated as of October 23, 2003, by and among ArthroCare Corporation, Alpha Merger Sub Corporation and Medical Device Alliance Inc.#

10.43	Form of Contingent Value Rights Agreement by and among ArthroCare Corporation, Alpha Merger Sub Corporation, Medical Device Alliance Inc. and specified other parties.#

10.44	Distribution Agreement between ArthroCare Corporation and Medical Device Alliance Inc. made and entered into as of November 15, 2003.#

10.45	Stockholder Support Agreement, dated as of October 23, 2003, by and among ArthroCare Corporation, Alpha Merger Sub Corporation and Vegas Ventures, LLC.#

10.46	Stockholder Support Agreement, dated as of October 23, 2003, by and among ArthroCare Corporation, Alpha Merger Sub Corporation and the McGhan Entities.#

10.47	Form of Stockholder Waiver Agreement, dated as October 23, 2003, by each of Vegas Ventures, LLC, Jeffrey J. Barber and Howard Preissman.#

10.48	Stockholder Waiver Agreement, dated as of October 23, 2003 by and among the McGhan Entities.#

*	Previously filed with the Company’s Form 10-KSB filed on October 20, 1998 with the SEC.
**	Previously filed with the Company’s Form 10-KSB/A filed on December 21, 1998 with the SEC.
+	Previously filed with the Company’s Form 8-K filed on April 25, 2002 with the SEC.
#	Previously filed with the Company’s Form 8-K filed on October 31, 2003 with the SEC.

Current Reports on Form 8-K

We filed the following Current Reports on Form 8-K during 2003, 2002, 2001, 2000 and 1999, respectively:

(1)	On October 31, 2003, we filed a Form 8-K to announce the execution of an Agreement and Plan of Merger by and among ArthroCare Corporation, Alpha Merger Sub Corporation and the Company, and related documents.

(2)	On July 21, 2003, we filed a Form 8-K to file a Report of Independent Certified Public Accountants and Consolidated Financial Statements for the Company for the periods ended December 31, 2002, 2001, 2000, 1999, 1998 and 1997.

(3)	On April 25, 2002, we filed a Form 8-K to report the settlement of certain litigation as reported in Item 3, “Legal Proceedings.”

(4)	On May 1, 2001, we filed a Form 8-K to report the decision by the U.S. Court of Appeals to reverse the District Court decision in the Mentor Matter as reported in Item 3, “Legal Proceedings.”

(5)	On November 2, 1999, we filed a Form 8-K to report changing the Company’s accountants to BDO Seidman, LLP.

(6)	On October 20, 1999, we filed a Form 8-K to report terminating our former accountants.

(7)	On September 29, 1999, we filed a Form 8-K to report the Receiver’s report to the Court and the Company’s failure and inability to complete audits of our financial statements and filings with the Securities and Exchange Commission.

(8)	On July 8, 1999, we filed a Form 8-K to report to report the appointment of the Receiver and the preliminary injunction granted in the Misonix Matter as reported in Item 3, “Legal Proceedings.”

(9)	On June 15, 1999, we filed a Form 8-K to report the District Court’s issuance of an order in favor of the Company in the Mentor Matter as reported in Item 3, “Legal Proceedings.”

(10)	On April 19, 1999, we filed a Form 8-K to report the Ahr Matter as reported in Item 3, “Legal Proceedings.”

(11)	On January 14, 1999, we filed a Form 8-K to report a civil action filed in the U.S. District Court of Nevada by Wexford Spectrum Fund I LP, et al. against the Company and the termination of our license agreement by Misonix, Inc.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We retained BDO Seidman, LLP to audit the consolidated financial statements for the fiscal years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively, and to provide various accounting services during the fiscal years ended December 31, 2002 2001, 2000 and 1999, respectively. We retained Farber & Hass, LLP to audit the consolidated financial statements for the fiscal year ended December 31, 1997 and Nasif Hicks Harris & Co. was retain to perform tax services in 1998 and 1997. The aggregate fees billed for professional accounting services by BDO Seidman, LLP, Farber & Hass, LLP and Nasif Hicks Harris & Co. for the fiscal years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively, are as follows:

	Fiscal Year Ended December 31, 2002	Fiscal Year Ended December 31, 2001	Fiscal Year Ended December 31, 2000		Fiscal Year Ended December 31, 1999		Fiscal Year Ended December 31, 1998
Audit Fees	$186,730	$74,721	$101,675	(1)	$67,192	(2)	$59,426	(3)
Audit Related Fees	—	—	—		—		—
Tax Fees	—	—	—		—		$21,410	(4)
All Other Fees	—	—	—		—		—

Total	$186,730	$74,721	$101,675		$67,192		$80,836

(1)	Of the amount presented, BDO Seidman LLP received $100,000 and Farber & Hass, LLP received $1,675.
(2)	Of the amount presented, BDO Seidman LLP received $25,000 and Farber & Hass, LLP received $1,675.
(3)	Of the amount presented, Farber & Hass, LLP received the entire amount.
(4)	The represents a payment for tax fees paid to Nasif Hicks Harris & Co.

Audit Fees. This category includes the audit of our annual financial statements, review of financial statements included in our Current Reports on Form 8-K and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit Related Fees. This category would consist of assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

Tax Fees. This category consists of professional services rendered for tax compliance and tax advice. The services for the fees disclosed under this category were for tax return preparation and technical tax advice.

All Other Fees. All other fees would include fees billed for professional services that were not the result of an audit or review.

After careful consideration, we have concluded that the provisioning of these non-audit services by BDO Seidman, LLP is compatible with maintaining the auditor’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL DEVICE ALLIANCE INC.

Dated: November 14, 2003	By:	/s/ George C. Swarts
George C. Swarts
Receiver (Chief Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George C. Swarts
Dated: November 14, 2003	George C. Swarts Receiver (Principal Financial Officer)

/s/ Jeffrey Barber
Dated: November 14, 2003	Jeffrey Barber Chief Executive Officer

/s/ Howard Preissman
Dated: November 14, 2003	Howard Preissman Chief Executive Officer and
President of Parallax Medical, Inc.

EXHIBIT LIST

10.01	Employment Agreement of Jeffrey J. Barber, dated as of October 10, 2000.

10.02	Employment Agreement of Howard Preissman, dated as of March 26, 2001.

10.03	Distribution Agreement between Parallax Medical, Inc. and Medtronic Sofamor Danek, Inc., dated April 1, 2000.

10.04	Amendment Number 1 to Distribution Agreement between Parallax Medical, Inc. and Medtronic Sofamor Danek, Inc., dated June 14, 2002.

10.05	Termination Agreement between Parallax Medical, Inc. and Medtronic Sofamor Danek, Inc., dated January 16, 2003.

10.06	Industrial Real Estate Lease between Parallax Medical, Inc. and Brookwood Associates, as amended, dated September 1, 2001.

10.07	Parallax Medical, Inc. 1999 Incentive Stock Option Plan.

14.1	Code of Ethics of Medical Device Alliance Inc.

21.1	Subsidiaries of Medical Device Alliance Inc.

23.1	Consent from Farber & Hass, LLP.

31.1	Certification of Receiver (Chief Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Receiver (Chief Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.