Form 10QSB
period 2003-09-30
MEDICAL DEVICE ALLIANCE INC
filed 2003-11-14
CIK 1039500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003*

Commission file number 000-24979

MEDICAL DEVICE ALLIANCE INC.

Nevada	88-0345058
(State of Incorporation)	(I.R.S. Employer Identification No.)

5851 West Charleston Boulevard

Las Vegas, Nevada 89146

Telephone Number: (702) 791-2910

On November 12, 2003, there were 6,871,530 shares of the Registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

*	Also includes presentation of quarterly numbers (unaudited) for: (i) June 30 and March 31, 2003, (ii) December 31, September 30, June 30 and March 31, 2002, (iii) December 31, September 30, June 30 and March 31, 2001; (iv) December 31, September 30, June 30 and March 31, 2000; (v) December 31, September 30, June 30 and March 31, 1999; and (vi) December 31, September 30, June 30 and March 31, 1998

MEDICAL DEVICE ALLIANCE INC. AND SUBSIDIARIES

Quarterly Report on Form 10-QSB

For the Quarter Ended September 30, 2003*

This report contains trademarks and trade names that are the property of Medical Device Alliance Inc. and its subsidiaries, and of other companies, as indicated.

In this document, the words “we,” “our,” “ours,” “us,” “Company” and “MDA” refer only to Medical Device Alliance Inc. and its subsidiaries, not any other person or entity.

*	Also includes presentation of quarterly numbers (unaudited) for: (i) June 30 and March 31, 2003, (ii) December 31, September 30, June 30 and March 31, 2002, (iii) December 31, September 30, June 30 and March 31, 2001; (iv) December 31, September 30, June 30 and March 31, 2000; (v) December 31, September 30, June 30 and March 31, 1999; and (vi) December 31, September 30, June 30 and March 31, 1998

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements for Medical Device Alliance Inc.

Consolidated Balance Sheets (unaudited)

September 30, 2003 (Unaudited)
Assets
Current:
Cash and cash equivalents	$5,495,626
Receivables	954,996
Inventories	1,277,459
Prepaid expenses and other current assets	17,985

Total current assets	7,746,066

Property and equipment:
Leasehold improvements	732
Furniture and equipment	907,134
Less: Accumulated depreciation and amortization	(351,601)

Net property and equipment	556,265

Goodwill	3,898,423
Other assets	15,291

$12,216,045

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$542,058
Accrued expenses and other liabilities	133,278

Total current liabilities	675,336

Series B redeemable preferred stock (Note 3)	4,347,000
Commitments and contingencies (Note 4)
Stockholders’ equity (deficit):
Series A preferred stock - $.001 par value; 20,000,000 shares authorized; -0- shares issued and outstanding	—
Common stock - $.001 par value; 50,000,000 shares authorized; 8,876,155 shares issued	8,876
Additional paid-in capital	20,399,621
Accumulated deficit	(13,214,788)
Treasury stock (2,005,000 common shares), at cost	—

Total stockholders’ equity (deficit)	7,193,709

$12,216,045

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income (Loss)

for the Three and Nine Months Ended

September 30, 2003 and 2002 (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Product sales	$2,262,420	$1,805,511	$6,264,364	$3,023,820
Other	—	—	—	3,240

Total revenues	2,262,420	1,805,511	6,264,364	3,207,060

Costs and expenses:
Cost of product sales	490,319	596,295	1,271,834	1,146,727
Selling, general and administrative	2,173,984	1,361,294	5,952,786	3,651,435
Research and development	198,810	177,375	493,806	452,694
Depreciation and amortization	45,241	24,477	110,079	102,667

Total costs and expenses	2,908,354	2,159,441	7,828,505	5,353,523

Operating income (loss)	(645,934)	(353,930)	(1,564,141)	(2,326,463)
Other income (loss), net (Note 6)	(224,254)	(221,847)	(488,040)	(4,205,505)
Net gain (loss) on sale of investment securities (Note 2)	—	(788,268)	—	21,232,066

Income (loss) before deferred tax benefit	(870,188)	(1,364,045)	(2,052,181)	(23,111,108)
Deferred tax benefit (expense)	—	—	—	(6,987,595)

Net income (loss)	(870,188)	(1,364,045)	(2,052,181)	16,123,513
Other comprehensive income	—	—	—	—

Comprehensive income (loss)	$(870,188)	$(1,364,045)	$(2,052,181)	$16,123,513

Net income (loss) per common share:
Basic	$(0.13)	$(0.15)	$(0.30)	$1.82
Diluted	$(0.13)	$(0.15)	$(0.30)	$1.82

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(2,052,181)	$16,123,513
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax provision (benefit)	—	6,987,595
Depreciation and amortization	110,079	102,667
Provision for loss on trade accounts receivable	—	(1,104,261)
Gain on sale of securities investment	—	(21,232,066)
(Gain) loss on sale or disposal of fixed assets	—	(116,160)
Changes in operating assets and liabilities:
Trade receivables	(386,367)	309,228
Miscellaneous receivables	—	2,500,000
Inventories	20,583	(5,152)
Prepaid expenses and other current assets	51,025	12,450
Accounts payable and other liabilities	(706,744)	(15,401,367)

Net cash used in operating activities	(2,963,605)	(11,591,233)

Cash flows from investing activities:
Net sales/maturities (purchases) of investments	162,059	23,039,112
Purchases of property and equipment	(216,589)	(191,783)
Intangible and other assets	—	(11,055)

Net cash provided by (used in) investing activities	(54,530)	(22,836,274)

Cash flows from financing activities:
Payment on redeemable common shares	—	(7,988,746)
Proceeds from issuance of common stock of subsidiary	12,600	13,500

Net cash provided by (used in) financing activities	12,600	(7,985,246)

Net increase (decrease) in cash and cash equivalents	(3,005,535)	3,259,794
Cash and cash equivalents, beginning of the period	8,501,162	169,363

Cash and cash equivalents, end of the period	$5,495,626	$3,429,157

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND THE COMPANY

THE COMPANY - Medical Device Alliance Inc. (“MDA” or the “Company”), a Nevada corporation, was formed on September 11, 1995 to acquire, develop and market medical and surgical devices on a global basis. In November 1996, MDA formed a wholly-owned subsidiary, LySonix Incorporated, which was headquartered in Carpinteria, California, and MDA Capital Incorporated, which is located at the corporate headquarters in Las Vegas, Nevada. LySonix developed and marketed ultrasonic surgical systems and related products, and MDA Capital Incorporated provided financing programs to customers of LySonix. In September 1998, the Company completed the acquisition of Parallax Medical, Inc., an entity primarily engaged in product development for vertebroplasty procedures in the niche spinal/orthopedic market.

The Company has incurred net operating losses since inception and expects to continue to incur such losses unless and until its products successfully achieve commercial viability. In addition, a significant portion of its contributed capital was advanced to an affiliated entity, the repayment of which was primarily with long-term assets. These and other factors caused a severe liquidity problem at the Company. Management of the Company has developed an operating plan that it believes will generate sufficient cash flow to enable the Company to conduct its operations in the normal course of business. Management believes the settlement agreements in the Ahr matter, McGhan matter and Inamed matter along with the settlement of the Mentor patent litigation will allow the Company to implement a normalized business plan. The Company’s business plan focuses primarily on the development and expansion of the Company’s Parallax Medical, Inc. subsidiary. Management also believes that it has the means through forecasted Parallax sales, conservative business practices and its current cash position to fund operations for at least the next 12 months.

BASIS OF PRESENTATION – The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the fiscal year ended December 31, 2002. The December 31, 2002 information has been derived directly from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentrations of Credit Risk. The Company grants credit terms in the normal course of business to its customers, which consist primarily of hospitals, physicians, and distributors. The Company monitors the creditworthiness of its customers and provides an allowance for uncollectible accounts. At both September 30, 2003 and 2002, such allowance totaled $0.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments, trade receivables and investments. The Company places its temporary cash investments in certificates of deposit and with high-quality financial institutions.

No single customer had a net balance due greater than 10% of consolidated net trade receivables at September 30, 2003. No single customer accounted for net sales greater than 10% of consolidated net sales for the three and nine months ended September 30, 2003. However, for the three and nine months ended September 30, 2002, Medtronic Sofamor Danek, Inc. (“MSD”) accounted for 43% and 35% of net sales, respectively. Concentrations of credit risk with respect to trade receivables diminished in 2003 due to the amendment to the distribution agreement with MSD. The Company does not normally require collateral or other security to support sales of products on credit.

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or market and primarily consist of finished products. Inventories consist primarily of medical devices manufactured for the Company, including products that enable physicians to perform vertebroplasty or other types of percutaneous bone cement injections.

Property and Equipment. Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are estimated to range from two to seven years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the related lease. During the three and nine months ended September 30, 2003 and 2002, depreciation expense totaled $45,000, $110,000, $24,000 and $103,000, respectively.

Investments. Investments are carried at fair value and were considered available for sale for periods prior to 2002. During 2002, the investments were classified as trading securities. Any unrealized gains and losses for available-for-sale securities through December 31, 2001, were reported as a separate component of stockholders’ equity (deficit). Realized and unrealized gains and losses in 2002 and 2003 for trading investments are included in income on a current basis. In the periods ended September 30, 2003 and 2002, $0 and approximately $21,232,000, respectively, of realized gains are included in the nine month net gain on sale of investment securities. Substantially all of the securities were sold in 2002; the gain on the remaining securities sold in 2003 was insignificant.

Revenue Recognition. The Company records sales upon shipment of the product, net of any related discounts. On any product where warranty is provided, the Company estimates and records the related cost at the time of sale. Such amount will be periodically adjusted to reflect actual experience.

Net Income (Loss) per Share. The Company follows the provisions of SFAS No. 128, “Earnings Per Share”, that established standards for the computation, presentation and disclosure of earnings per share (“EPS”). It requires dual presentation of Basic EPS and Diluted EPS on the face of the income statements for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period, which totaled 6,871,155 for the three and nine months ended September 30, 2003 and 8,876,155 for the three and nine months ended September 30, 2002, respectively. Diluted EPS is the same since the effect of all potentially dilutive securities were anti-dilutive.

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

Comprehensive Income (Loss). Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the three months and nine months ended September 30, 2003 and 2002, the Company’s comprehensive income (loss) is the same as net income (loss).

Accounting for Stock-Based Compensation. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for it’s various stock option plans. As the Company has only issued fixed term stock option grants at or above the fair market value on the date of the grant, there is no compensation expense recognized in the accompanying financial statements. The Company has adopted the disclosure – only provisions of SFAS No. 123, “Accounting for Stock- Based Compensation” and SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure”, which was released in December 2002 as an amendment to SFAS No. 123. In accordance with SFAS No. 148, the following table illustrates the effect on net income and earnings per share as if the company has applied the fair value recognition provisions of SFAS No. 123.

	Three months Ended September 30,		Nine Months Ended September 30,
Profit or Loss (unaudited)	2003	2002	2003	2002
Net income (loss) as reported	$(870,188)	$(1,364,045)	$(2,052,181)	$16,123,513
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(17,283)	(21,351)	(51,410)	(64,515)

Pro forma net income (loss)	$(887,471)	$(1,385,396)	$(2,103,591)	$16,058,998

Basic and diluted net income (loss) per share:
As reported	$(.13)	$(.15)	$(.30)	$1.82
Pro forma	$(.13)	$(.16)	$(.31)	$1.81

The above pro forma net income (loss) and net income (loss) per share do not consider any related tax benefit from stock option exercises.

Effect of Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when they are incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS No. 146, an entity may not restate its previously issued financial statements. The adoption of SFAS No. 146 did not have a material impact on its financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of the Indebtedness of Others”, which addresses the accounting for and disclosure of guarantees. Interpretation No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company’s adoption of Interpretation No. 45 did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. Interpretation No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The interpretation became effective upon issuance. The Company’s adoption of this interpretation did not have an effect on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: (1) manditorily redeemable shares, which the issuing company is obligated to buy back with cash or other assets; (2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. In general, SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s consolidated financial position or disclosures.

3. STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock. In connection with the acquisition of Parallax, the Company issued 666,667 shares of Series B convertible preferred stock (the “Series B Preferred Stock”) at a par value of $.001 per share. A former officer of the Company made a claim against the Company for payment pursuant to the severance provision of his employment agreement. The Receiver commenced litigation against the former officer alleging that he had breached his fiduciary duty, the duty of good faith and loyalty and had been unjustly enriched with respect to his role in the merger transaction with Parallax. The former officer, as a result of his efforts in the aforementioned merger, received Series B Preferred Stock along with a “put” entitling him to force MDA to buy back the Preferred Stock at seven dollars and fifty cents ($7.50) per share. The parties entered into an agreement on May 9, 2003 to settle all outstanding claims between them. The terms of the agreement required the former officer to transfer 87,065 shares of Preferred Stock to the Company and to waive and release any and all claims in relation to funds due and owing to him pursuant to his employment contract and pursuant to any right associated with any remaining shares of MDA stock. The settlement agreement was approved by the Court on August 6, 2003. Accordingly, 579,603 shares of Series B Preferred Stock were outstanding at September 30, 2003. The redemption value of the returned shares ($653,000) was reclassified from redeemable Series B Preferred Stock to additional paid-in capital.

On May 6, 2003, the Chief Executive Officer of Parallax, Howard Preissman, sent a notice to the Company requesting the redemption of all of the then outstanding Series B Preferred Stock at a cost of approximately $2.9 million. On May 22, 2003, the Receiver filed a motion for instructions before the Court seeking an order not to redeem the Series B Preferred Stock.

On October 14, 2003, the Parallax stockholders (the “Series B Preferred Stockholders”) and the Receiver entered into a settlement agreement, which caused the cancellation of the exercise of the redemption right. The Company agreed, among other things, to file an amendment to the Certificate of Designation, Rights and Preferences of the Series B Convertible Preferred Stock under which the Series B Preferred Stockholders will receive certain cumulative annual dividends and receive a purchase priority in the amount of $7.50 per share in the event of a merger or change of control of the Company (see Note 8).

4. CONTINGENCIES

Litigation. The Company is, and will most likely continue to be, involved in claims and litigation, including product liability issues, which are considered normal in the nature of its business.

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

5. INCOME TAXES

The Company did not provide any current or deferred Federal income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss, because of uncertainty regarding its realizability.

As of December 31, 2002, the Company has available net operating loss carryovers of approximately $11 million for Federal income tax purposes that will expire between the years 2010 and 2022. As a result of the change of control provision of Internal Revenue Code Section 382, a significant portion of these net operating loss carryforwards may be subject to limitation on future utilization (see Note 8). The Company also has general business credit carryovers of approximately $100,000 that will expire in 2011 and 2012.

The Company recorded deferred tax benefits in 2001 related to the ability of the Company to estimate the future recovery of a portion of its prior net operating losses due to the sales of Inamed stock in 2002, and resulting realized gains. This deferred benefit was reversed during 2002, based on the realized gains in 2002.

6. OTHER INCOME (LOSS)

The following balances primarily represent the effects of the litigation settlements that occurred on December 21, 2001 and the receivership expenses for the specified periods.

	Three months Ended September 30,		Nine Months Ended September 30,
Profit or Loss (unaudited)	2003	2002	2003	2002
Wedbush settlement	$—	$—	$—	$4,000,000
Write-off of accounts payable due to court order (Note 7)	—	—	—	401,982
Settlement payment to former officer	(90,000)	—	—	—
Attorney fees from litigation settlement	—	(58,000)	(90,000)	(62,520)
Settlement from patent litigation	—	—	—	329,254
Receivership fees	(148,736)	(155,411)	(446,152)	(473,346)
Patent litigation attorney fees	—	—	—	(51,631)
Other, net	14,482	(8,436)	48,112	61,766

	$(224,254)	$(221,847)	$(488,040)	$4,205,505

7. OTHER EVENTS

In February 2003, the Court approved a motion filed by the Receiver to complete the proof of claims process. The order authorized the Company to pay approved claims to its creditors in the amount of $110,676. The Receiver filed objections to some of the claims. Two of the claimants appealed and were denied by the Court. After making the approved payments to creditors, the Company wrote off a total of $401,982 in payables outstanding to other income as of January 1, 2002, as a result of the proof of claims process.

8. SUBSEQUENT EVENTS

On October 23, 2003, the Company, ArthroCare Corporation, a Delaware corporation (“ArthroCare”), and Alpha Merger Sub Corporation, a Nevada corporation and wholly-owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “ArthroCare Merger Agreement”). Pursuant to the terms of the ArthroCare Merger Agreement, and subject to certain conditions being satisfied or waived, Merger Sub will merge with and into the Company and the Company will be the surviving company after the Merger as a wholly-owned subsidiary of ArthroCare. These conditions included the Company satisfying certain regulatory filing requirements and obtaining completed contractual consents. At the effective time of the Merger (the “Effective Time”), which is expected to take place in the first quarter of 2004, each share of the Company’s Series B Preferred Stock (the “Preferred Stock”) issued and outstanding prior to the Effective Time shall be automatically converted into the right to receive $7.50 per share in cash, plus one contingent value right, which represents the right to receive certain payments relating to net revenue on the sale of certain of the Company’s products during the 2005 calendar year (each, a “Preferred Stock Contingent Value Right”). Each share of the Company’s common stock (the “Common

Stock”) issued and outstanding immediately prior to the Effective Time shall be automatically converted into the right to receive approximately (a) $28.0 million, plus (i) the aggregate exercise prices of all outstanding options to purchase shares of Common Stock (the “Company Options”), plus (ii) the aggregate exercise prices of all outstanding options to purchase shares of common stock of Parallax Medical, Inc., a Delaware corporation (“Parallax”) and the Company’s majority-owned (“Parallax Options”) multiplied by 0.75, minus (iii) the total cash amount paid to all of the holders of the Preferred Stock, minus (iv) certain holdbacks more fully set forth in the ArthroCare Merger Agreement, i.e. the Company’s working capital as of the Effective Time and State of California taxes due for the 2002 calendar year, and the Contingent Value Rights Agreement, divided by (b)(i) all Parallax Options multiplied by 0.75, plus (ii) the number of shares of the Company’s Common Stock and Company Options outstanding as of the Effective Time, plus (c) one contingent value right per common share, which represents the right to receive certain payments relating to cash held by the Company as of the Effective Time, net revenue on the sale of certain of the Company’s products during the 2005 calendar year and certain other matters (each, a “Common Stock Contingent Value Right”). The Common Stock Contingent Value Rights and Preferred Stock Contingent Value Rights (collectively, the “Contingent Value Rights”) are further described in the form of Contingent Value Rights Agreement by and among Parent, the Company, Merger Sub and specified other parties (the “CVR Agreement”). The Company and ArthroCare have also agreed that, in the event the ArthroCare Merger Agreement is terminated under certain circumstances, one party may be obligated to pay the other’s out-of-pocket expenses and the Company may be required to pay specified termination fees.

As part of the ArthroCare Merger Agreement, ArthroCare has also entered into a Stockholder Support Agreement, dated as of October 23, 2003, with certain of the Company’s stockholders, including Vegas Ventures, LLC, pursuant to which Vegas Ventures, LLC granted ArthroCare an irrevocable proxy to vote 1,202,619 of their 1,750,000 shares of the Company’s Common Stock in favor of adoption of the ArthroCare Merger Agreement and against certain other alternative proposals as more fully set forth therein. ArthroCare also entered into a Stockholder Support Agreement, dated as of October 23, 2003, with certain other stockholders of the Company who are affiliated with Donald K. McGhan, the Company’s former Chairman and Chief Executive Officer (the “McGhan Entities”), pursuant to which such stockholders granted ArthroCare an irrevocable proxy to vote their aggregate of 2,150,391 shares of the Company’s Common Stock in favor of adoption of the ArthroCare Merger Agreement and against certain other competing proposals as more fully set forth therein. The shares held by Vegas Ventures, LLC and the McGhan Entities, which are subject to the irrevocable proxies described above, represent approximately 45% of the Company’s current outstanding shares.

In addition, Vegas Ventures, LLC, Jeffrey Barber, the Company’s Chief Executive Officer, and Howard Preissman, Parallax’s President and Chief Executive Officer, have each entered into a Stockholder Waiver Agreement, dated as of October 23, 2003, whereby each generally agreed to waive any and all claims that they may have against the Company and ArthroCare with respect to the operation of the Company’s business after the Effective Time as it relates to their right to receive payments under Contingent Value Rights. The McGhan Entities have also entered into a Stockholder Waiver Agreement, dated as of October 23, 2003, whereby each generally agreed to waive any and all claims that they may have or had against the Company and ArthroCare, including, but not limited to, the operation of the Company’s business after the Effective Time as it relates their right to receive payments under Contingent Value Rights. There can be no assurance that the transactions contemplated by the ArthroCare Merger Agreement and the CVR Agreement will be completed.

The foregoing description of the Merger and Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, the form of CVR Agreement, each Stockholder Support Agreement and each Stockholder Waiver Agreement (form or otherwise) which have been previously filed on a Form 8-K on October 31, 2003 with the U.S. Securities and Exchange Commission (“SEC”).

On October 23, 2003, the Company also executed a Distribution Agreement (the “ArthroCare Distribution Agreement”) with ArthroCare, wherein ArthroCare will begin selling the Company’s products worldwide effective November 15, 2003 and will serve as the exclusive worldwide distributor for the Company’s products until the ArthroCare Distribution Agreement is (a) terminated (i) as a result of the termination of the ArthroCare Merger Agreement or (ii) with thirty (30) calendar days written notice from Parent to the Company to terminate the ArthroCare Distribution Agreement with or without cause; or (b) extended by mutual agreement of both the Company and ArthroCare.

10. PRESENTATION OF QUARTERLY NUMBERS

MEDICAL DEVICE ALLIANCE INC.

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

	Nine months ended September 30, 2003
	1st Quarter	2nd Quarter	3rd Quarter	Year-to-Date
Revenues:
Product sales	$1,742,955	$2,258,989	$2,262,420	$6,264,364

Total revenues	1,742,955	2,258,989	2,262,420	6,264,364

Costs and expenses:
Cost of product sales	322,526	458,989	490,319	1,271,834
Selling, general and administrative	1,732,735	2,046,067	2,173,984	5,952,786
Research and development	146,927	148,069	198,810	493,806
Depreciation and amortization	36,859	27,979	45,241	110,079

Total costs and expenses	2,239,047	2,681,104	2,908,354	7,828,505

Operating loss	(496,092)	(422,115)	(645,934)	(1,564,141)
Other loss, net	(126,943)	(136,843)	(224,254)	(488,040)

Net income (loss)	(623,035)	(558,958)	(870,188)	(2,052,181)
Other comprehensive income	—	—	—	—

Comprehensive income (loss)	$(623,035)	$(558,958)	$(870,188)	$(2,052,181)

	Year ended December 31, 2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues:
Product sales	$329,769	$888,540	$1,805,511	$600,339	$3,624,159
Other	2,568	672	—	—	3,240

Total revenues	332,337	889,212	1,805,511	600,339	3,627,399

Costs and expenses:
Cost of product sales	299,044	251,388	596,295	109,778	1,256,505
Selling, general and administrative	1,181,088	1,109,053	1,361,294	1,733,663	5,385,098
Research and development	127,223	148,096	177,375	161,397	614,091
Depreciation and amortization	29,979	48,211	24,477	52,939	155,606

Total costs and expenses	1,637,334	1,556,748	2,159,441	2,057,777	7,411,300

Operating loss	(1,304,997)	(667,536)	(353,930)	(1,457,438)	(3,783,901)
Other income (loss), net	4,922,127	(494,775)	(221,847)	(115,739)	4,089,766
Net gain on sale of investment securities	9,068,527	12,951,807	(788,268)	2,868,432	24,100,498

Income (loss) before deferred tax benefit	12,685,657	11,789,496	(1,364,045)	1,295,255	24,406,363
Deferred tax benefit (expense)	(1,551,262)	(5,436,333)	—	(1,689,496)	(8,677,091)

Net income (loss)	11,134,395	6,353,163	(1,364,045)	394,241	15,729,272
Other comprehensive income	—	—	—	—	—

Comprehensive income (loss)	$11,134,395	$6,353,163	$(1,364,045)	$394,241	$15,729,272

	Year ended December 31, 2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues:
Product sales	$1,887,033	$2,016,707	$2,055,352	$1,264,166	$7,223,258
Other	2,502	3,450	7,470	12,353	25,775

Total revenues	1,889,535	2,020,157	2,062,822	1,276,519	7,249,033

Costs and expenses:
Cost of product sales	758,712	759,517	828,849	553,007	2,900,085
Selling, general and administrative	921,601	1,081,169	1,082,144	(859,856)	2,225,058
Research and development	105,355	130,863	141,621	200,415	578,254
Depreciation and amortization	117,797	116,112	118,306	122,889	475,104

Total costs and expenses	1,903,465	2,087,661	2,170,920	16,455	6,178,501

Operating income (loss)	(13,930)	(67,504)	(108,098)	1,260,064	1,070,532
Other loss, net	(253,270)	(180,752)	(278,079)	(3,175,710)	(3,887,811)

Income (loss) before deferred tax benefit	(267,200)	(248,256)	(386,177)	(1,915,646)	(2,817,279)
Deferred tax benefit (expense)	—	—	—	8,677,091	8,677,091

Net income (loss)	(267,200)	(248,256)	(386,177)	6,761,445	5,859,812
Other comprehensive income	—	—	—	15,425,939	15,425,939

Comprehensive income (loss)	$(267,200)	$(248,256)	$(386,177)	$22,187,384	$21,285,751

	Year ended December 31, 2000
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues:
Product sales	$1,160,587	$1,771,880	$1,549,048	$1,584,330	$6,065,845
Other	9,529	3,630	4,739	2,010	19,908

Total revenues	1,170,116	1,775,510	1,553,787	1,586,340	6,085,753

Costs and expenses:
Cost of product sales	467,275	725,017	766,772	878,748	2,837,812
Selling, general and administrative	1,068,190	1,227,300	978,500	(211,372)	3,062,618
Research and development	99,375	131,722	162,244	92,282	485,623
Depreciation and amortization	135,831	147,691	106,550	214,067	604,139

Total costs and expenses	1,770,671	2,231,730	2,014,066	973,725	6,990,192

Operating income (loss)	(600,555)	(456,220)	(460,279)	612,615	(904,439)
Other income (loss), net	(21,907)	55,298	(27,270)	(31,057)	(24,936)

Net income (loss)	(622,462)	(400,922)	(487,549)	581,558	(929,375)
Other comprehensive income	—	—	—	—	—

Comprehensive income (loss)	$(622,462)	$(400,922)	$(487,549)	$581,558	$(929,375)

	Year ended December 31, 1999
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues:
Product sales	$1,160,434	$742,556	$537,232	$492,883	$2,933,105
Other	18,995	22,479	12,919	12,541	66,934

Total revenues	1,179,429	765,035	550,151	505,424	3,000,039

Costs and expenses:
Cost of product sales	1,299,434	346,311	267,892	426,674	2,340,311
Selling, general and administrative	3,601,716	1,773,170	1,051,264	583,796	7,009,946
Research and development	103,498	83,845	85,174	142,521	415,038
Depreciation and amortization	165,400	161,063	152,093	146,324	624,880

Total costs and expenses	5,170,048	2,364,389	1,556,423	1,299,315	10,390,175

Operating loss	(3,990,619)	(1,599,354)	(1,006,272)	(793,891)	(7,390,136)
Other income (loss), net	32,498	(32,757)	1,908	(5,807)	(4,158)

Net loss	(3,958,121)	(1,632,111)	(1,004,364)	(799,698)	(7,394,294)
Other comprehensive income	—	—	—	—	—

Comprehensive loss	$(3,958,121)	$(1,632,111)	$(1,004,364)	$(799,698)	$(7,394,294)

	Year ended December 31, 1998
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues:
Product sales	$2,793,008	$3,661,361	$1,935,583	$538,359	$8,928,311
Other	4,417	13,248	16,098	19,136	52,899

Total revenues	2,797,425	3,674,609	1,951,681	557,495	8,981,210

Costs and expenses:
Cost of product sales	1,386,784	1,854,992	1,097,500	844,377	5,183,653
Selling, general and administrative	5,129,810	4,594,869	3,388,990	4,717,388	17,831,057
Research and development	239,481	259,698	220,918	97,254	817,351
Depreciation and amortization	149,423	163,963	169,778	695,859	1,179,023

Total costs and expenses	6,905,498	6,873,522	4,877,186	6,354,878	25,011,084

Operating loss	(4,108,073)	(3,198,913)	(2,925,505)	(5,797,383)	(16,029,874)
Other income (loss), net	(25,211)	83,041	598,781	(134,343)	522,268

Net loss	(4,133,284)	(3,115,872)	(2,326,724)	(5,931,726)	(15,507,606)
Other comprehensive income	—	—	—	—	—

Comprehensive income (loss)	$(4,133,284)	$(3,115,872)	$(2,326,724)	$(5,931,726)	$(15,507,606)

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included in Item 1 of this Form 10-QSB. This discussion contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth under “Risks and Uncertainties” below and those set forth under “Risks Related to Our Business” in our Annual Report on Form 10-KSB for fiscal years ended December 31, 2002, 2001, 2000, 1999, 1998 and 1997 which are incorporated by reference herein.

Medical Device Alliance Inc. undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-QSB.

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

We identified our most critical accounting policies to be related to revenue recognition, inventory valuation and use of estimates. A complete list of our accounting policies is contained in Note 2 to the notes of the consolidated financial statements.

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

Liquidity And Capital Resources

At September 30, 2003, we had cash and cash equivalents of $5.5 million, a decrease of $3.0 million from $8.5 million at December 31, 2002. The decrease was primarily from the cash used in current business operations and the implementation of a direct sales force at Parallax. In the event, the ArthroCare Merger is not completed, management believes that it has the means through forecasted Parallax sales, conservative business practices and its current cash position to fund operations for at least the next 12 months.

Results of Operations

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002.

Sales

Sales (net of returns, discounts and allowances), or net sales, for the three months and nine month period ending September 30, 2003 were $2.3 million and $6.3 million, respectively, compared to the three months and nine month period ending September 30, 2002 which were $1.8 million and $3.0 million, respectively. The sales for the nine month period ended September 30, 2002 included $0.3 million due to sales of products from LySonix. As of April 2002, we discontinued selling LySonix products and, as a result, all of our sales from 2003 were derived from Parallax. The increase in sales during the three and nine month periods ended September 30, 2003 resulted from the transition of Medtronic Sofamor Danek, Inc. (“MSD”) exclusively distributing Parallax products to Parallax employing its own direct sales force supplemented by regional manufacturer representatives selling its products. In February 2003, MSD relinquished all remaining rights to sell Parallax products. Due to the termination of the distribution agreement with MSD, we repurchased inventory in 2003 previously sold to MSD in 2002 and, as a result, we reversed the related 2002 sales as of December 31, 2002. For the three and nine month periods ended September 30, 2002, MSD accounted for 43% and 35% of net sales, respectively.

Cost of Product Sales

Cost of product sales as a percentage of sales was 21.67% and 20.30% for the three and nine month periods ended September 30, 2003, respectively, compared to 33.03% and 37.88% for the three and nine month periods ended September 30, 2002, respectively. The decrease in cost of products sold from the three and nine month periods ended September 30, 2003 compared to the same periods in 2002 is due to the improved economics associated with the discontinuation of sales through MSD and the establishment of Parallax’s direct sales force, as well as our decision to cease business through our wholly-owned subsidiary, Lysonix, in April 2002.

Selling, General and Administrative (SG&A)

SG&A expenses were $2.2 million and $6.0 million for the three and nine month periods ended September 30, 2003, respectively, which is an increase of $0.8 million, or 57.14%, and $2.3 million, or 62.16%, from $1.4 million and $3.7 million for the three and nine month periods ended September 30, 2002, respectively. Most of this increase was a result of the cost to hire new employees for the Parallax direct sales force, commissions paid for sales of Parallax products and expenses to expand Parallax to fully support a direct sales force with marketing and sales materials.

Research and Development (R&D)

R&D expenses remained constant for the three and nine months ended September 30, 2003 and 2002 equaling $0.2 million, $0.5 million, $0.2 million and $0.5 million, respectively.

Other Income (Loss)

For the three and nine month periods ended September 30, 2003, other loss was a loss of $0.2 million and $0.5 million, respectively, compared to a loss of $0.2 million and income of $4.2 million for the three and nine month periods ended September 30, 2002, respectively. A majority of income for the nine month period ended September 30, 2002 resulted from a $4.0 million settlement received from Wedbush Morgan Securities, Inc. related to a legal matter. The losses for the three and nine month periods ended September 30, 2003 resulted from the payments to settle legal claims brought against us as well as costs and expenses related to the Receivership.

Net Gain on Sale of Investment Securities

The increase of $21.2 million for the nine months ended September 30, 2002 is the result of gains from the sale of Inamed stock in 2002.

Risks and Uncertainties

Certain statements contained in this Form 10-QSB, and other written and oral statements made from time to time by us, do not relate strictly to historical facts. These statements are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” and “should,” or similar words or expressions, are intended to identify forward looking statements. This forward looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward looking statements made by, or on behalf of, us. We caution you that such forward-looking statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should specifically consider the various factors that could cause actual events or results to differ materially, including those factors described below. It is not possible to foresee or identify all factors affecting our forward-looking statements and you should not consider any list of such factors to be exhaustive. We are under no duty to update any forward-looking statements.

Factors that may affect our future results are incorporated by reference herein to our Annual Report on Form 10-KSB for fiscal years ended December 31, 2002, 2001, 2000, 1999, 1998 and 1997 under the discussion “Risks Related to Our Business”.

ITEM 3. Controls and Procedures

On June 29, 1999, the Eighth Judicial District Court of Clark County, Nevada issued an order, as amended nunc pro tunc on October 14, 2003, which divested our former board of directors of all power pursuant to Nevada law and appointed George C. Swarts as our Receiver. Since the removal of our board of directors, we have failed to file our Section 13 and 15(d) reports, pursuant to the Securities and Exchange Act of 1934, as amended, in a timely fashion with the Securities and Exchange Commission.

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

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Receiver, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Receiver concluded that our disclosure controls and procedures are effective in ensuring that information is accumulated and communicated to the Chief Executive Officer and our Receiver, as appropriate, but weak in timely reporting of such information to the Securities and Exchange Commission. Both our Chief Executive Officer and our Receiver are in the process of creating controls and procedures to prevent such reporting problems in the future.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

The Series B Preferred Stock Litigation

On August 10, 1998, we entered into an Agreement and Plan of Merger with Parallax whereby certain Parallax stockholders received shares of our Series B Preferred Stock (the “Preferred Shares”). The holders of not less than a majority of the then outstanding Preferred Shares may request that all such holders’ Preferred Shares be redeemed by the Company at a price of $7.50 per share, plus all declared but unpaid dividends (the “Put Right”). On May 6, 2003, the Chief Executive Officer of Parallax, Howard Preissman, exercised the Put Right and requested the redemption of all the then outstanding Preferred Shares. On May 22, 2003, the Receiver filed a motion for instructions before the Court seeking an order not to pay the Put Right. On June 11, 2003, Mr. Preissman filed an objection to the Receiver’s motion and sought a declaration that the Preferred Shares were validly issued and that payment of the Put Right is due.

On October 14, 2003, Mr. Preissman, on behalf of all the holders of the Preferred Shares, entered into a settlement agreement with us. We agreed, among other things, to: (i) file an amendment to the Certificate of Designation, Rights and Preferences of the Series B Convertible Preferred Stock (the “Certificate of Designation” and, as amended, the “Amended Certificate of Designation”), under which the holders of the Preferred Shares receive certain cumulative annual dividends and receive a purchase priority in the amount of $7.50 per share in the event of a merger; (ii) petition the court, within 10 days of signing the settlement agreement, to approve the Amended Certificate of Designation; (iii) secure from the McGhan Entities a standstill agreement whereby the McGhan Entities agree to terminate all attempts to have us declared insolvent or to remove the Receiver; (iv) place Howard Preissman on any slate of proposed directors in the event that the Court reconveys authority to us and recommend Mr. Preissman’s approval to the board of directors; and (v) pay all reasonable fees and costs incurred by the holders of the Preferred Shares in connection with the Series B Preferred Stock litigation. In return, the Put Right was rescinded.

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

The Costantino Litigation

On September 20, 2002, the Receiver, on our behalf, commenced an action captioned Medical Device Alliance Inc. by and through its Receiver, George C. Swarts against Peter D. Costantino, M.D., our former Chief Executive Officer (“Costantino”) in the Eighth Judicial Court, Clark County, Nevada (Case No. A456660). The Receiver alleged that Costantino had breached his fiduciary obligations to us in orchestrating our merger transaction with Parallax, which took place on September 18, 1998, because Costantino failed to disclose his entitlement to a finders’ fee for the transaction. Costantino had received 174,129 shares of our Series B Preferred Stock in connection with the merger transaction with Parallax.

In May 2003, we entered into a settlement agreement with Costantino in which he relinquished (i) 87,056 shares of his Series B Preferred Stock, (ii) all claims against us relating to any fees due and owing pursuant to his employment agreement, and (iii) certain rights provided to holders of our preferred stock. As part of the settlement agreement, we agreed to grant Costantino all rights to a patent, which was held by us. We believe that this patent is not material to our business as currently conducted.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-QSB:

31.1	Certification of Receiver (Chief Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Receiver (Chief Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Current Reports on Form 8-K

(1) On October 31, 2003, we filed a Form 8-K to announce the execution of an Agreement and Plan of Merger by and among ArthroCare Corporation, Alpha Merger Sub Corporation and the Company, and related documents.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL DEVICE ALLIANCE INC.

November 14, 2003	By:	/s/ George C. Swarts
George C. Swarts
Receiver (Chief Financial Officer)

November 14, 2003	By:	/s/ Jeffrey J. Barber
Jeffrey J. Barber
Chief Executive Officer