Form 10KSB/A
period 2002-12-31
MEDICAL DEVICE ALLIANCE INC
filed 2004-04-12
CIK 1039500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

680 Vaqueros Avenue

Sunnyvale, California

94085-3523

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (408)736-0224

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.  ☐

Issuer’s revenues for its most recent fiscal year were $3,627,399.

On November 12, 2003, there were 6,871,529 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

MEDICAL DEVICE ALLIANCE INC.

Annual Report on Form 10-KSB/A

For the Fiscal Years Ended December 31, 2002, 2001, 2000, 1999, 1998 and 1997

This report contains trademarks and trade names that are the property of Medical Device Alliance Inc. and its subsidiaries, and of other companies, as indicated.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB to record an accrual for California state income taxes for income generated in the year ending December 31, 2002. Unless otherwise stated, all information contained in this Amendment is as of the original filing date of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. For the convenience of the reader, we have refiled our Annual Report on Form 10-KSB in its entirety with the applicable changes.

PART I

This Annual Report on Form 10-KSB/A contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: our intentions, beliefs and expectations regarding our future success and results; the timing and success of our clinical trials and regulatory submissions; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements; our operating results; our expectations regarding our revenues and customers; and our distributors and territorial expansion efforts. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see “Risks Related to Our Business.”

Medical Device Alliance Inc. undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-KSB/A.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included in Item 7 of this Form 10-KSB/A. This discussion contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth below under “Factors Affecting Operations and Future Results.”

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

We identified our most critical accounting policies to be related to revenue recognition, inventory valuation and use of estimates. A complete list of our accounting policies is contained in Note 3 to the notes of the consolidated financial statements set forth under Item 7 of this Annual Report on Form 10-KSB/A.

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

Results of Operations

Year ended December 31, 2002 Compared to the Year Ended December 31, 2001

	Restated (1) 2002	2001	Change	% Change
Revenue:
Product sales	$3,624,159	$7,223,258	$(3,599,099)	-50%
Other	3,240	25,775	(22,535)	-87%

Total Revenue	3,627,399	7,249,033	(3,621,634)	-50%

Cost and expenses:
Cost of product sales	1,256,505	2,900,085	(1,643,580)	-57%
Selling, general and administrative	5,385,098	2,225,058	3,160,040	142%
Research and development	614,091	578,254	35,837	6%
Depreciation and amortization	155,606	475,104	(319,498)	-67%

Total costs and expenses	7,411,300	6,178,501	1,232,799	20%

Operating income (loss)	(3,783,901)	1,070,532	(4,854,433)	-453%

Other income (loss), net	4,089,766	(3,887,811)	7,977,577	205%
Net gain on sale of investment securities	24,100,498	—	24,100,498	*

Income (loss) before taxes on income	24,406,363	(2,817,279)	27,223,642	966%

Deferred tax benefit (expense)	(8,677,091)	8,677,091	17,354,182	-200%

Provision for state income taxes	(1,400,000)	—	1,400,000	*

Net income	14,329,272	5,859,812	8,469,460	145%

Other comprehensive income	—	15,425,939	(15,425,939)	-100%

Comprehensive income	$14,329,272	$21,285,751	$(6,956,479)	-33%

(1)	Restated to reflect an accrual for state income taxes of $1,400,000.
*	not calculable.

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

Income Taxes

A deferred tax benefit of $8.7 million related to the gain on investment securities was recorded in 2001 and reversed in 2002 due to the company realizing the gain on the sale of the investment securities in 2002.

A provision for state income taxes of $1,400,000 was recorded in 2002 to reflect the applicable state taxes on the above-mentioned gain on sale of investment securities.

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

Risks Related to Our Business

Certain statements contained in this Form 10-KSB/A, and other written and oral statements made from time to time by us, do not relate strictly to historical facts. These statements are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,”

“intend,” “may,” “plan,” “possible,” “project,” and “should,” or similar words or expressions, are intended to identify forward looking statements. This forward looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward looking statements made by, or on behalf of, us. We caution you that such forward-looking statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should specifically consider the various factors that could cause actual events or results to differ materially, including those factors described below. It is not possible to foresee or identify all factors affecting our forward-looking statements and you should not consider any list of such factors to be exhaustive. We are under no duty to update any forward-looking statements.

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

We have been involved as a defendant in lawsuits of this nature in the past. These matters have been resolved and are discussed in Item 3 of this Form 10-KSB/A and the Notes to the Consolidated Financial Statements.

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

As described in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements as of December 31, 2002 and for the year then ended have been restated.

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

/s/    Farber & Hass, LLP

Oxnard, California

August 7, 1998

Medical Device Alliance Inc.

and Subsidiaries

Consolidated Balance Sheets

December 31,	Restated- see Note 1 2002	2001	2000	1999	1998	1997
Assets
Current:
Cash and cash equivalents	$8,501,162	$169,363	$308,142	$7,105	$402,124	$3,746,577
Receivables, less reserves of $-0-, $1,104,261, $1,712,743, $2,672,000, $3,548,000 and $1,306,000, respectively:
Trade	568,629	327,944	522,079	155,998	448,047	2,082,594
Miscellaneous (Note 2)	—	2,500,000	—	—	—	—
Related parties	—	—	—	—	—	296,956
Others	—	—	—	—	—	651,233
Inventories	1,298,042	1,081,503	1,057,500	735,798	3,801,383	4,402,520
Investments (Note 4)	162,059	29,094,280	—	—	—	1,283,214
Prepaid expenses and other current assets	69,009	22,099	—	—	—	848,154

Total current assets	10,598,901	33,195,189	1,887,721	898,901	4,651,554	13,311,248

Property and equipment:
Leasehold improvements	—	84,506	84,506	84,506	84,506	73,076
Furniture and equipment	691,276	1,560,869	1,409,712	1,582,337	1,567,921	1,788,091
Less: Accumulated depreciation and amortization	(241,522)	(1,167,455)	(1,041,418)	(1,169,995)	(812,622)	(214,035)

Net property and equipment	449,754	477,920	452,800	496,848	839,805	1,647,132

Receivables, net of current portion:
Trade	—	—	—	—	—	30,543
Related parties	—	—	—	—	—	4,873,192
Employees	—	—	—	—	—	238,760

Total receivables	—	—	—	—	—	5,142,495

Investments, long-term	—	—	4,991,250	4,991,250	4,991,250	1,885,044

Goodwill, net of accumulated amortization of $1,163,556,$1,163,556, $814,531, $253,000, $576,000 and $104, 000, respectively	3,898,423	3,902,659	4,251,664	4,811,061	5,076,386	417,635

Other assets	15,291	—	23,447	68,857	39,661	42,995

	$14,962,369	$37,575,768	$11,606,882	$11,266,917	$15,598,656	$22,446,549

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,173,923	$8,576,989	$6,232,063	$4,700,309	$3,921,699	$3,236,920
Due to related parties, net	—	—	3,147,931	2,864,163	1,066,112	645,254
Accrued expenses and other liabilities:
Salaries	87,706	192,584	115,972	19,929	126,861	—
Accrued income taxes	1,400,000	—	—	—	—	—
Litigation settlement	—	5,690,000	—	—	—	—
Margin principal and interest	—	1,586,040	1,454,897	1,599,354	1,361,442	—
Other	120,450	91,446	582,468	1,082,486	727,572	306,886

Total current liabilities	2,782,079	16,137,059	11,533,331	10,266,241	7,203,686	4,189,060

Convertible debentures	—	—	—	—	—	4,498,740

Series B redeemable preferred stock (Note 5)	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000	—

Redeemable shares of common stock (Note 12)	—	8,175,252	—	—	—	—

Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Series A preferred stock - $.001 par value; 20,000,000 shares authorized; -0-, -0-, -0-, -0-, -0- and 2,657,085 shares issued and outstanding, respectively	—	—	—	—	—	2,657
Common stock - $.001 par value; 50,000,000 shares authorized;8,876,155, 8,876,155, 10,212,572, 10,212,572, 6,800,000 and 5,889,600 shares issued at December 31, 2002, 2001, 2000, 1999, 1998 and 1997, respectively	8,876	8,876	10,213	10,213	10,213	6,800
Additional paid-in capital	19,734,021	19,720,521	27,894,436	27,892,186	27,892,186	22,931,373
Accumulative comprehensive income, net	—	15,425,939	—	—	—	—
Less: Notes receivable	—	—	(79,407)	(79,407)	(79,407)	(261,665)
Accumulated deficit	(12,562,607)	(26,891,879)	(32,751,691)	(31,822,316)	(24,428,022)	(8,920,416)
Treasury stock (2,005,000 common shares at December 31, 2002), at cost (Note 2)	—	—	—	—	—	—

Total stockholders’ equity (deficit)	7,180,290	8,263,457	(4,926,449)	(3,999,324)	3,394,970	13,758,749

	$14,962,369	$37,575,768	$11,606,882	$11,266,917	$15,598,656	$22,446,549

See accompanying notes to consolidated financial statements.

Medical Device Alliance Inc.

and Subsidiaries

Consolidated Statements of Operations and

Comprehensive Income (Loss)

Year ended December 31,	Restated-see Note 1 2002	2001	2000	1999	1998	1997
Revenues:
Product sales	$3,624,159	$7,223,258	$6,065,845	$2,933,105	$8,928,311	$10,935,286
Other	3,240	25,775	19,908	66,934	52,899	—

Total revenues	3,627,399	7,249,033	6,085,753	3,000,039	8,981,210	10,935,286

Costs and expenses:
Cost of product sales	1,256,505	2,900,085	2,837,812	2,340,311	5,183,653	4,462,657
Selling, general and administrative	5,385,098	2,225,058	3,062,618	7,009,946	17,831,057	10,883,217
Research and development	614,091	578,254	485,623	415,038	817,351	1,017,487
Depreciation and amortization	155,606	475,104	604,139	624,880	1,179,023	418,650
Provision on long-term receivables from related parties	—	—	—	—	—	2,000,000

Total costs and expenses	7,411,300	6,178,501	6,990,192	10,390,175	25,011,084	18,782,011

Operating income (loss)	(3,783,901)	1,070,532	(904,439)	(7,390,136)	(16,029,874)	(7,846,725)
Other income (loss), net (including interest income of $33,342 in 2002, $29,848 in 2001, $40,125 in 2000, $31,646 in 1999, $572,156 in 1998 and $544,934 in 1997) (Note 11)	4,089,766	(3,887,811)	(24,936)	(4,158)	—	—
Net gain on sale of investment securities (Note 2)	24,100,498	—	—	—	—	—

Income (loss) before taxes on income	24,406,363	(2,817,279)	(929,375)	(7,394,294)	(16,029,874)	(7,846,725)
Deferred tax benefit (expense)	(8,677,091)	8,677,091	—	—	—	—
Provision for state income taxes	(1,400,000)	—	—	—	—	—

Net income (loss)	14,329,272	5,859,812	(929,375)	(7,394,294)	(16,029,874)	(7,846,725)
Other comprehensive income - unrealized gain on investments - net of tax benefit of $8,677,091 in 2001	—	15,425,939	—	—	522,268	624,675

Comprehensive income (loss)	$14,329,272	$21,285,751	$(929,375)	$(7,394,294)	$(15,507,606)	$(7,222,050)

Net income (loss) per common share:
Basic	$1.67	$0.58	$(0.09)	$(0.72)	$(1.64)	$(1.09)
Diluted	1.67	0.58	(0.09)	(0.72)	(1.64)	(1.09)

See accompanying notes to consolidated financial statements

Medical Device Alliance Inc.

and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

Years ended December 31, 2002, 2001, 2000, 1999, 1998 and 1997

	Preferred stock		Common stock		Additional paid-in capital	Notes receivable	Accumulated deficit	Accumulated comprehensive income	Treasury stock		Total
	Shares	Amount	Shares	Amount					Number of shares	Cost
Balance, January 1, 1997	—	$—	5,889,600	$5,890	$4,200,410	$(37,500)	$(1,698,366)	$—	—	$—	$2,470,434
Issuance of common stock	—	—	910,400	910	4,295,789	(224,165)	—	—	—	—	4,072,534
Issuance of preferred stock	2,657,085	2,657	—	—	14,435,174	—	—	—	—	—	14,437,831
Net loss	—	—	—	—	—	—	(7,222,050)	—	—	—	(7,222,050)

Balance, December 31, 1997	2,657,085	2,657	6,800,000	6,800	22,931,373	(261,665)	(8,920,416)	—	—	—	13,758,749
Net collections of subscriptions receivable	—	—	(1,833)	(1)	(9,163)	182,258	—	—	—	—	173,094
Conversion of preferred stock to common stock (Series A)	(2,657,085)	(2,657)	2,657,085	2,657	—	—	—	—	—	—	—
Conversion of debentures to common stock	—	—	801,320	801	5,247,933	—	—	—	—	—	5,248,734
Other	—	—	(44,000)	(44)	(277,957)	—	—	—	—	—	(278,001)
Net loss	—	—	—	—	—	—	(15,507,606)	—	—	—	(15,507,606)

Balance, December 31 1998	—	—	10,212,572	10,213	27,892,186	(79,407)	(24,428,022)	—	—	—	3,394,970
Net loss	—	—	—	—	—	—	(7,394,294)	—	—	—	(7,394,294)

Balance, December 31, 1999	—	—	10,212,572	10,213	27,892,186	(79,407)	(31,822,316)	—	—	—	(3,999,324)
Issuance of non-voting common stock	—	—	—	—	2,250	—	—	—	—	—	2,250
Net loss	—	—	—	—	—	—	(929,375)	—	—	—	(929,375)

Balance, December 31, 2000	—	—	10,212,572	10,213	27,894,436	(79,407)	(32,751,691)	—	—	—	(4,926,449)
Reclassification of shares to redeemable stock	—	—	(1,336,417)	(1,337)	(8,173,915)	—	—	—	—	—	(8,175,252)
Unrealized gain on investment	—	—	—	—	—	—	—	24,103,030	—	—	24,103,030
Deferred tax benefit on unrealized gain on investment	—	—	—	—	—	—	—	(8,677,091)	—	—	(8,677,091)
Notes/subscriptions receivable written off	—	—	—	—	—	79,407	—	—	—	—	79,407
Net income	—	—	—	—	—	—	5,859,812	—	—	—	5,859,812

Balance, December 31, 2001	—	—	8,876,155	8,876	19,720,521	—	(26,891,879)	15,425,939	—	—	8,263,457
Redemption of common stock from settlement (Note 2)	—	—	—	—	—	—	—	—	(2,005,000)	—	—
Issuance of non-voting common stock	—	—	—	—	13,500	—	—	—	—	—	13,500
Realized gain on investment	—	—	—	—	—	—	—	(24,103,030)	—	—	(24,103,030)
Deferred tax provision on realized gain on investment	—	—	—	—	—	—	—	8,677,091	—	—	8,677,091
Net income, as restated (see Note 1)	—	—	—	—	—	—	14,329,272	—	—	—	14,329,272

Balance, December 31, 2002	—	$—	8,876,155	$8,876	$19,734,021	$—	$(12,562,607)	$—	(2,005,000)	$—	$7,180,290

See accompanying notes to consolidated financial statements.

Medical Device Alliance Inc. and Subsidiaries Consolidated Statements of Cash Flows

Year ended December 31,	Restated- see Note 1 2002	2001	2000	1999	1998	1997
Cash flows from operating activities:
Net income (loss)	$14,329,272	$5,859,812	$(929,375)	$(7,394,294)	$(15,507,606)	$(7,222,050)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax provision (benefit)	8,677,091	(8,677,091)	—	—	—	—
Depreciation and amortization	155,606	475,042	604,139	610,770	1,180,954	298,481
Provision for loss on trade accounts receivable	(1,104,261)	(608,482)	(959,037)	(876,211)	2,242,327	—
Gain on sale of securities investment	(24,100,498)	—	—	—	—	—
(Gain) loss on sale or disposal of fixed assets	116,160	20,407	(67,262)	—	514,149	—
Provision on long-term receivables from related parties	—	—	—	—	(103,883)	2,000,000
Amortization of debenture issuance costs	—	—	—	—	—	120,169
Changes in operating assets and liabilities:
Trade receivables	863,576	802,617	592,956	1,168,260	73,996	(2,461,665)
Miscellaneous receivables	2,500,000	(2,500,000)	—	—	—	—
Inventories	(216,539)	(24,003)	(321,702)	3,065,585	601,137	(3,558,129)
Prepaid expenses and other current assets	(46,910)	1,348	45,410	(40,594)	819,891	(364,154)
Accounts payable and other liabilities	(13,357,512)	7,751,659	1,223,651	1,264,504	2,254,626	3,926,426

Net cash provided by (used in) operating activities	(12,184,015)	3,101,309	188,780	(2,201,980)	(7,924,409)	(7,260,922)

Cash flows from investing activities:
Net sales/maturities (purchases) of investments	28,932,221	—	—	—	4,680,758	(3,168,258)
Purchases of property and equipment	(243,600)	(171,564)	(208,432)	(14,714)	(311,471)	(1,850,428)
Proceeds from sale of fixed assets	—	—	275,000	—	—	—
Net advances to related parties and employees	—	(3,147,931)	43,439	1,798,051	(490,101)	(7,408,908)
Intangible and other assets	(11,055)	—	—	23,624	55,683	(85,340)

Net cash provided by (used in) investing activities	28,677,566	(3,319,495)	110,007	1,806,961	3,934,869	(12,512,934)

Cash flows from financing activities:
Payment on redeemable common shares	(8,175,252)	—	—	—	—	—
Proceeds from issuance of:
Common stock	—	—	—	—	—	4,552,000
Preferred stock	—	—	—	—	—	15,942,510
Convertible debentures	—	—	—	—	749,994	4,859,246
Stock and debenture issuance costs	—	—	—	—	—	(2,240,655)
Proceeds from issuance of common stock of subsidiary	13,500	—	2,250	—	—	—
Net change in notes receivable	—	79,407	—	—	173,093	(224,165)
Other	—	—	—	—	(278,000)	—

Net cash provided by (used in) financing activities	(8,161,752)	79,407	2,250	—	645,087	22,888,936

Net increase (decrease) in cash and cash equivalents	8,331,799	(138,779)	301,037	(395,019)	(3,344,453)	3,115,080
Cash and cash equivalents, beginning of year	169,363	308,142	7,105	402,124	3,746,577	631,497

Cash and cash equivalents, end of year	$8,501,162	$169,363	$308,142	$7,105	$402,124	$3,746,577

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

		Restatement

The consolidated financial statements for the year ended December 31, 2002 have been restated to reflect a provision for state income taxes totaling $1,400,000.

The following is a summary of the impact of these adjustments:

		Accrued income taxes December 31, 2002:
		As previously reported	$—
		As restated	$1,400,000

		Net income for 2002—as previously reported	$15,729,272
		Net income for 2002—as restated	$14,329,272

		Accumulated Deficit December 31, 2002:
		As previously reported	$(11,162,607)
		As restated	$(12,562,607)

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

In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, the following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

Year ended December 31,	2002	2001	2000	1999
Income (loss) from continuing operations available to common shareholders:
As reported	$14,329,272	$5,859,812	$(929,375)	$(7,394,294)
Pro forma	14,311,965	5,764,405	(1,033,473)	(7,493,721)
Basic income (loss) per hare:
As reported	1.67	.58	(.09)	(.72)
Pro forma	1.67	.57	(.10)	(.73)
Diluted income (loss) per share:
As reported	1.67	.58	(.09)	(.72)
Pro forma	1.67	.57	(.10)	(.73)

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

For periods prior to 2002, state income and franchise taxes have not been significant and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The Company recorded a provision of $1,400,000 for state income taxes for the year ended December 31, 2002.

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

In 1997, the Company loaned $450,000 to EFM. Payments made from EFM in 1999 and 1998 were $0 and $364,000, respectively.

ITEM 13.	EXHIBITS, LIST AND REPORTS ON FORM 8-K

Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-KSB/A.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Previously Filed Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-KSB/A.

Exhibit	Description

3.1	Registrant’s Articles of Incorporation.*

3.2	Registrant’s By-Laws. *

4.1	Specimen Stock Certificate for Medical Device Alliance Inc. Common Stock, par value $.001 per share. *
10.01	Employment Agreement of Jeffrey J. Barber, dated as of October 10, 2000.##

10.02	Employment Agreement of Howard Preissman, dated as of March 26, 2001.##

10.03	Distribution Agreement between Parallax Medical, Inc. and Medtronic Sofamor Danek, Inc., dated April 1, 2000.##

10.04	Amendment Number 1 to Distribution Agreement between Parallax Medical, Inc. and Medtronic Sofamor Danek, Inc., dated June 14, 2002.##

10.05	Termination Agreement between Parallax Medical, Inc. and Medtronic Sofamor Danek, Inc., dated January 16, 2003.##

10.06	Industrial Real Estate Lease between Parallax Medical, Inc. and Brookwood Associates, as amended, dated September 1, 2001.##

10.07	Parallax Medical, Inc. 1999 Incentive Stock Option Plan.##

10.1	Medical Device Alliance Inc. 1998 Stock Compensation Program*

10.2	Form of Medical Device Alliance Inc. Common Stock Private Memorandum dated as of November 1, 1996. *

10.3	Form of Medical Device Alliance Inc. Series A Preferred Stock Private Placement Memorandum dated as of April 15, 1997. *

10.4	Form of Medical Device Alliance Inc. Debenture Offering dated as of October 10, 1997. *

10.5	Convertible Debenture Agreement dated May 1, 1998 between Medical Device Alliance Inc. and E* Capital Corporation. *

10.6	Form of Indemnification Agreement entered into by Medical Device Alliance Inc. with each of it’s Directors and Executive Officers. *

10.7	Form of Selling Agent Warrant for Common Stock Private Placement*

10.8	Form of Selling Agent Warrant for Series A Preferred Stock Placement*

10.9	Legal Consulting Agreement between Medical Device Alliance Inc. and Nida & Maloney, P.C. dated as of April 1, 1998. *

10.11	Warrant Agreement between Medical Device Alliance Inc. and Peter D. Costantino, M.D. dated as of April 1, 1998.**

10.12	Executive Officer Warrant Agreement between Medical Device Alliance Inc. and Peter D. Costantino, M.D. dated as of May 15, 1998.**

10.13	Employment Agreement between Medical Device Alliance Inc. and Peter D. Costantino, M.D. dated as of March 19, 1998. *

10.14	Exclusive License Agreement between Medical Device Alliance Inc. and Misonix, Inc. dated as of December 10, 1995. *

10.15	Modification to Exclusive License Agreement between Medical Device Alliance Inc. and Misonix, Inc. dated as of February 27, 1996. *

10.16	Private Label Vendor Agreement between Medical Device Alliance Inc.’s wholly-owned subsidiary, MDA Capital Incorporated, and Lighthouse Capital, Inc. dated as of January 15, 1997. *

10.17	Addendum to Private Label Vendor Agreement between MDA Capital Incorporated and Lighthouse Capital, Inc. as of January 15, 1997. *

10.18	Second Addendum to Private Label Vendor Agreement between MDA Capital Incorporated and Lighthouse Capital dated as of February 12, 1997. *

10.19	Third addendum to Private Label Vendor Agreement between MDA Capital Incorporated and Lighthouse Capital dated as of February 12, 1997. *

10.20	Fourth addendum to Private Label Vendor Agreement between MDA Capital Incorporated and Lighthouse Capital dated as of March 1, 1998. *

10.21	Fifth addendum to Private Label Vendor Agreement between MDA Capital Incorporated and Lighthouse Capital dated as of September 1, 1998. *

10.22	Distribution Agreement between Medical Device Alliance Inc.’s wholly-owned subsidiary, LySonix Incorporated, and the Marena Group dated as of September 24, 1997. *

10.23	Distribution Agreement between LySonix Incorporated and FlowMatrix Corporation dated as of October 8, 1997. *

10.24	Co-Marketing Agreement by and among LySonix Incorporated, MDA Capital Incorporated and McGhan Medical Corporation dated as of January 1, 1998. *

10.25	Debt Conversion Agreement by Medical Device Alliance Inc., International Integrated Industries, LLC and McMark Limited Partnership effective as of July 8, 1998. *

10.26	Agreement and Plan of Merger among Medical Device Alliance Inc.; its wholly-owned subsidiary, PX Acquisition Corp., and Parallax Medical, Inc. dated as of August 10, 1998. *

10.27	Registration Rights Agreement between Medical Device Alliance Inc. and Parallax Medical, Inc. Shareholders dated as of July 31, 1998. *

10.28	Stockholders’ Escrow Agreement among Medical Device Alliance Inc., Santa Barbara Bank & Trust, Parallax Medical, Inc. Shareholders and Stockholders’ Agent dated as of July 31, 1998. *

10.29	Escrow Fee Agreement letter dated August 10, 1998 from Medical Device Alliance Inc. and Santa Barbara Bank & Trust. *

10.30	Certificate of Designation, Rights and Preferences of the Series B Convertible Preferred Stock of Medical Device Alliance Inc. pursuant to Chapter 78 of the Nevada Revised Statutes for Series B Preferred Stock dated August 10, 1998. *

10.31	Certificate of Merger of Parallax Medical, Inc. into PX Acquisition Corp. dated as of August 10, 1998. *

10.32	Notice of Merger of Parallax Medical, Inc. into PX Acquisition Corp., a wholly-owned subsidiary of Medical Device Alliance Inc., dated September 21, 1998. *

10.33	Funding Commitment Letter dated August 10, 1998 from Medical Device Alliance Inc. to Parallax Medical, Inc. *

10.34	Employment Agreement between Parallax Medical, Inc. and Howard Preissman dated August 10, 1998. *

10.35	Employment Agreement between Medical Device Alliance Inc. and Charles E. Barrantes dated October 24, 1998. *

10.36	Employment Agreement between Medical Device Alliance Inc. and Jim J. McGhan dated October 24, 1998. *

10.37	Global Settlement Agreement dated January 7, 2002, by and among Medical Device Alliance, Inc., LySonix Inc., Parallax Medical Inc., MDA Capital, Inc. and George Swarts, Receiver (on behalf of the foregoing entities), Donald K. McGhan, Jim J. McGhan, International Integrated Industries, LLC, McGhan Management Corporation, McGhan Management, L.P., McMark, L.P., MDA Equity Performance, Global Asset Management, L.P., Executive Flite Management, Inc., SMM Charitable Unitrust, TLC Family L.P., Nikki M. Pomeroy, Shirley M. McGhan, and Lon L. McGhan, Inamed

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

10.38	Order Granting Joint Motion of the Receiver and Ahr and Andrikos Plaintiffs For Good Faith Settlement Determination dated December 21, 2001. +

10.39	Order Granting Joint Motion of the Receiver and McGhan Parties For Good Faith Settlement Determination dated December 21, 2001. +

10.40	Order Granting Joint Motion of the Receiver, Inamed Corporation and McGhan Medical Corporation For Good Faith Settlement Determination dated December 21, 2001. +

10.41	Order Granting Joint Motion of the Receiver and Wedbush Morgan Securities For Good Faith Settlement Determination dated April 4, 2002. +

10.42	Agreement and Plan of Merger, dated as of October 23, 2003, by and among ArthroCare Corporation, Alpha Merger Sub Corporation and Medical Device Alliance Inc.#

10.43	Form of Contingent Value Rights Agreement by and among ArthroCare Corporation, Alpha Merger Sub Corporation, Medical Device Alliance Inc. and specified other parties.#

10.44	Distribution Agreement between ArthroCare Corporation and Medical Device Alliance Inc. made and entered into as of November 15, 2003.#

10.45	Stockholder Support Agreement, dated as of October 23, 2003, by and among ArthroCare Corporation, Alpha Merger Sub Corporation and Vegas Ventures, LLC.#

10.46	Stockholder Support Agreement, dated as of October 23, 2003, by and among ArthroCare Corporation, Alpha Merger Sub Corporation and the McGhan Entities.#

10.47	Form of Stockholder Waiver Agreement, dated as October 23, 2003, by each of Vegas Ventures, LLC, Jeffrey J. Barber and Howard Preissman.#

10.48	Stockholder Waiver Agreement, dated as of October 23, 2003 by and among the McGhan Entities.#

14.1	Code of Ethics of Medical Device Alliance Inc.##

21.1	Subsidiaries of Medical Device Alliance Inc.##

23.1	Consent from Farber & Hass, LLP.##

*	Previously filed with the Company’s Form 10-KSB filed on October 20, 1998 with the SEC.
**	Previously filed with the Company’s Form 10-KSB/A filed on December 21, 1998 with the SEC.
+	Previously filed with the Company’s Form 8-K filed on April 25, 2002 with the SEC.
#	Previously filed with the Company’s Form 8-K filed on October 31, 2003 with the SEC.
##	Previously filed with the Company’s Form 10-KSB filed on November 14, 2003 with the SEC.

Current Reports on Form 8-K

We filed the following Current Reports on Form 8-K during 2003, 2002, 2001, 2000 and 1999, respectively:

(1)	On October 31, 2003, we filed a Form 8-K to announce the execution of an Agreement and Plan of Merger by and among ArthroCare Corporation, Alpha Merger Sub Corporation and the Company, and related documents.

(2)	On July 21, 2003, we filed a Form 8-K to file a Report of Independent Certified Public Accountants and Consolidated Financial Statements for the Company for the periods ended December 31, 2002, 2001, 2000, 1999, 1998 and 1997.

(3)	On April 25, 2002, we filed a Form 8-K to report the settlement of certain litigation as reported in Item 3, “Legal Proceedings.”

(4)	On May 1, 2001, we filed a Form 8-K to report the decision by the U.S. Court of Appeals to reverse the District Court decision in the Mentor Matter as reported in Item 3, “Legal Proceedings.”

(5)	On November 2, 1999, we filed a Form 8-K to report changing the Company’s accountants to BDO Seidman, LLP.

(6)	On October 20, 1999, we filed a Form 8-K to report terminating our former accountants.

(7)	On September 29, 1999, we filed a Form 8-K to report the Receiver’s report to the Court and the Company’s failure and inability to complete audits of our financial statements and filings with the Securities and Exchange Commission.

(8)	On July 8, 1999, we filed a Form 8-K to report to report the appointment of the Receiver and the preliminary injunction granted in the Misonix Matter as reported in Item 3, “Legal Proceedings.”

(9)	On June 15, 1999, we filed a Form 8-K to report the District Court’s issuance of an order in favor of the Company in the Mentor Matter as reported in Item 3, “Legal Proceedings.”

(10)	On April 19, 1999, we filed a Form 8-K to report the Ahr Matter as reported in Item 3, “Legal Proceedings.”

(11)	On January 14, 1999, we filed a Form 8-K to report a civil action filed in the U.S. District Court of Nevada by Wexford Spectrum Fund I LP, et al. against the Company and the termination of our license agreement by Misonix, Inc.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

MEDICAL DEVICE ALLIANCE INC.

Dated: April 12, 2004	By:	/s/ Michael A. Baker
Michael A. Baker
Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fernando Sanchez
Dated: April 12, 2004	Fernando Sanchez Chief Financial Officer (Principal Financial Officer)

EXHIBIT LIST

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.