Form 10QSB/A
period 2003-09-30
MEDICAL DEVICE ALLIANCE INC
filed 2004-04-12
CIK 1039500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

AMENDMENT NO. 1

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003*

Commission file number 000-24979

MEDICAL DEVICE ALLIANCE INC.

Nevada	88-0345058
(State of Incorporation)	(I.R.S. Employer Identification No.)

680 Vaqueros Avenue

Sunnyvale, California 94085-3523

Telephone Number: (408) 736-0224

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

Quarterly Report on Form 10-QSB/A

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

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 is being filed to reflect certain changes to the Consolidated Balance Sheet as of September 30, 2003, the Consolidated Statements of Operations for the three and nine months ending September 30, 2003 and for the first and second and fourth quarter of 2002 included in Note 10 to the financial statements and the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2003 and 2002 to reflect the accrual of state income taxes and related interest and penalties. This Amendment No. 1 amends and restates only those sections of the previously filed Form 10-QSB that have been affected by the corrections noted above.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements for Medical Device Alliance Inc.

Consolidated Balance Sheets (unaudited)

Restated- See Note 1 September 30, 2003 (Unaudited)
Assets
Current:
Cash and cash equivalents	$5,495,626
Receivables	954,996
Inventories	1,277,459
Prepaid expenses and other current assets	17,985

Total current assets	7,746,066

Property and equipment:
Leasehold improvements	732
Furniture and equipment	907,134
Less: Accumulated depreciation and amortization	(351,601)

Net property and equipment	556,265

Goodwill	3,898,423
Other assets	15,291

$12,216,045

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$542,058
Accrued expenses and other liabilities	1,937,278

Total current liabilities	2,479,336

Series B redeemable preferred stock (Note 3)	4,347,000
Commitments and contingencies (Note 4)
Stockholders’ equity (deficit):
Series A preferred stock - $.001 par value; 20,000,000 shares authorized; -0- shares issued and outstanding	—
Common stock - $.001 par value; 50,000,000 shares authorized; 8,876,155 shares issued	8,876
Additional paid-in capital	20,399,621
Accumulated deficit	(15,018,788)
Treasury stock (2,005,000 common shares), at cost	—

Total stockholders’ equity (deficit)	5,389,709

$12,216,045

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income (Loss)

for the Three and Nine Months Ended

September 30, 2003 and 2002 (unaudited)

	Restated-See Note 1 Three months ended September 30,		Restated-See Note 1 Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Product sales	$2,262,420	$1,805,511	$6,264,364	$3,023,820
Other	—	—	—	3,240

Total revenues	2,262,420	1,805,511	6,264,364	3,027,060

Costs and expenses:
Cost of product sales	490,319	596,295	1,271,834	1,146,727
Selling, general and administrative	2,173,984	1,361,294	5,952,786	3,651,435
Research and development	198,810	177,375	493,806	452,694
Depreciation and amortization	45,241	24,477	110,079	102,667

Total costs and expenses	2,908,354	2,159,441	7,828,505	5,353,523

Operating income (loss)	(645,934)	(353,930)	(1,564,141)	(2,326,463)
Other income (loss), net (Note 6)	(224,254)	(221,847)	(488,040)	4,205,505
Net gain (loss) on sale of investment securities (Note 2)	—	(788,268)	—	21,232,066

Income (loss) before deferred tax benefit	(870,188)	(1,364,045)	(2,052,181)	23,111,108
Deferred tax benefit (expense)	—	—	—	(6,987,595)
Provision for state income taxes	(96,000)	—	(404,000)	(1,238,650)

Net income (loss)	(966,188)	(1,364,045)	(2,456,181)	14,884,863
Other comprehensive income	—	—	—	—

Comprehensive income (loss)	$(966,188)	$(1,364,045)	$(2,456,181)	$14,884,863

Net income (loss) per common share:
Basic	$(0.14)	$(0.15)	$(0.36)	$1.68
Diluted	$(0.14)	$(0.15)	$(0.36)	$1.68

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

	Restated-See Note 1 Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(2,456,181)	$14,884,863
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax provision (benefit)	—	6,987,595
Depreciation and amortization	110,079	102,667
Provision for loss on trade accounts receivable	—	(1,104,261)
Gain on sale of securities investment	—	(21,232,066)
Loss on sale or disposal of fixed assets	—	116,160
Changes in operating assets and liabilities:
Trade receivables	(386,367)	309,228
Miscellaneous receivables	—	2,500,000
Inventories	20,583	(5,152)
Prepaid expenses and other current assets	51,025	12,450
Accounts payable and other liabilities	(302,744)	(14,162,717)

Net cash used in operating activities	(2,963,605)	(11,591,233)

Cash flows from investing activities:
Net sales/maturities (purchases) of investments	162,059	23,039,112
Purchases of property and equipment	(216,589)	(191,783)
Intangible and other assets	—	(11,055)

Net cash provided by (used in) investing activities	(54,530)	(22,836,274)

Cash flows from financing activities:
Payment on redeemable common shares	—	(7,988,746)
Proceeds from issuance of common stock of subsidiary	12,600	13,500

Net cash provided by (used in) financing activities	12,600	(7,985,246)

Net increase (decrease) in cash and cash equivalents	(3,005,535)	3,259,794
Cash and cash equivalents, beginning of the period	8,501,162	169,363

Cash and cash equivalents, end of the period	$5,495,626	$3,429,157

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

BASIS OF PRESENTATION – The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the fiscal year ended December 31, 2002 and amendments thereto. The December 31, 2002 information has been derived directly from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

RESTATEMENT

The consolidated financial statements for the three and nine months ended September 30, 2003 have been restated to reflect a provision for interest and penalties relating to state income taxes totaling $96,000 and $404,000, respectively. The consolidated statement of operations for the nine months ended September 30, 2002 has been restated to reflect a provision for state income taxes of $1,238,650. Additionally, the balance sheet as of September 30, 2003 has been restated to reflect an accrual for state income taxes totaling $1,400,000, which was recorded in 2002 (see Note 10).

The following is a summary of the impact of these adjustments:

Accrued expenses and other liabilities September 30, 2003:
As previously reported	$133,278
As restated	$1,937,278

Accumulated Deficit September 30, 2003:
As previously reported	$(13,214,788)
As restated	$(15,018,788)

Net loss for nine months ended September 30, 2003:
As previously reported	$(2,052,181)
As restated	$(2,456,181)

Net loss for three months ended September 30, 2003:
As previously reported	$(870,188)
As restated	$(966,188)

Net income for nine months ended September 30, 2002:
As previously reported	$16,123,513
As restated	$14,884,863

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

	Three months Ended September 30,		Nine Months Ended September 30,
Profit or Loss (unaudited)	2003	2002	2003	2002
Net income (loss) as reported	$(966,188)	$(1,364,045)	$(2,456,181)	$14,884,863
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(17,283)	(21,351)	(51,410)	(64,515)

Pro forma net income (loss)	$(983,471)	$(1,385,396)	$(2,507,591)	$14,820,348

Basic and diluted net income (loss) per share:
As reported	$(.14)	$(.15)	$(.36)	$1.68
Pro forma	$(.14)	$(.16)	$(.36)	$1.67

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

The Company recorded a provision for state income taxes of $96,000 and $404,000 for the three and nine months ended September 30, 2003 relating to penalties and interest on the state tax provision recorded in 2002 (see Note 1).

The Company recorded Federal deferred tax benefits in 2001 related to the ability of the Company to estimate the future recovery of a portion of its prior net operating losses due to the sales of Inamed stock in 2002, and resulting realized gains. This deferred benefit was reversed during 2002, based on the realized gains in 2002.

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

10. PRESENTATION OF QUARTERLY NUMBERS

MEDICAL DEVICE ALLIANCE INC.

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

The first, second and third quarters of 2003 and the first, second and fourth quarters of 2002 have been restated for the accrual of state income taxes and related interest and penalties (see Note 1 and the Form 10-KSB/A for the year ended December 31, 2002).

	Nine months ended September 30, 2003 Restated—See Note 1
	1st Quarter	2nd Quarter	3rd Quarter	Year-to-Date
Revenues:
Product sales	$1,742,955	$2,258,989	$2,262,420	$6,264,364

Total revenues	1,742,955	2,258,989	2,262,420	6,264,364

Costs and expenses:
Cost of product sales	322,526	458,989	490,319	1,271,834
Selling, general and administrative	1,732,735	2,046,067	2,173,984	5,952,786
Research and development	146,927	148,069	198,810	493,806
Depreciation and amortization	36,859	27,979	45,241	110,079

Total costs and expenses	2,239,047	2,681,104	2,908,354	7,828,505

Operating loss	(496,092)	(422,115)	(645,934)	(1,564,141)
Other loss, net	(126,943)	(136,843)	(224,254)	(488,040)

Loss before income taxes	(623,035)	(558,958)	(870,188)	(2,052,181)
Provision for state income taxes	(74,000)	(234,000)	(96,000)	(404,000)

Net income (loss)	(697,035)	(792,958)	(966,188)	(2,456,181)
Other comprehensive income	—	—	—	—

Comprehensive income (loss)	$(697,035)	$(792,958)	$(966,188)	$(2,456,181)

	Year ended December 31, 2002 Restated—See Note 1
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues:
Product sales	$329,769	$888,540	$1,805,511	$600,339	$3,624,159
Other	2,568	672	—	—	3,240

Total revenues	332,337	889,212	1,805,511	600,339	3,627,399

Costs and expenses:
Cost of product sales	299,044	251,388	596,295	109,778	1,256,505
Selling, general and administrative	1,181,088	1,109,053	1,361,294	1,733,663	5,385,098
Research and development	127,223	148,096	177,375	161,397	614,091
Depreciation and amortization	29,979	48,211	24,477	52,939	155,606

Total costs and expenses	1,637,334	1,556,748	2,159,441	2,057,777	7,411,300

Operating loss	(1,304,997)	(667,536)	(353,930)	(1,457,438)	(3,783,901)
Other income (loss), net	4,922,127	(494,775)	(221,847)	(115,739)	4,089,766
Net gain on sale of investment securities	9,068,527	12,951,807	(788,268)	2,868,432	24,100,498

Income (loss) before income taxes	12,685,657	11,789,496	(1,364,045)	1,295,255	24,406,363
Deferred tax benefit (expense)	(1,551,262)	(5,436,333)	—	(1,689,496)	(8,677,091)
Provision for state income taxes	(510,107)	(728,543)		(161,350)	(1,400,000)

Net income (loss)	10,624,288	5,624,620	(1,364,045)	(555,591)	14,329,272
Other comprehensive income	—	—	—	—	—

Comprehensive income (loss)	$10,624,288	$5,624,620	$(1,364,045)	$(555,591)	$14,329,272

	Year ended December 31, 2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues:
Product sales	$1,887,033	$2,016,707	$2,055,352	$1,264,166	$7,223,258
Other	2,502	3,450	7,470	12,353	25,775

Total revenues	1,889,535	2,020,157	2,062,822	1,276,519	7,249,033

Costs and expenses:
Cost of product sales	758,712	759,517	828,849	553,007	2,900,085
Selling, general and administrative	921,601	1,081,169	1,082,144	(859,856)	2,225,058
Research and development	105,355	130,863	141,621	200,415	578,254
Depreciation and amortization	117,797	116,112	118,306	122,889	475,104

Total costs and expenses	1,903,465	2,087,661	2,170,920	16,455	6,178,501

Operating income (loss)	(13,930)	(67,504)	(108,098)	1,260,064	1,070,532
Other loss, net	(253,270)	(180,752)	(278,079)	(3,175,710)	(3,887,811)

Income (loss) before deferred tax benefit	(267,200)	(248,256)	(386,177)	(1,915,646)	(2,817,279)
Deferred tax benefit (expense)	—	—	—	8,677,091	8,677,091

Net income (loss)	(267,200)	(248,256)	(386,177)	6,761,445	5,859,812
Other comprehensive income	—	—	—	15,425,939	15,425,939

Comprehensive income (loss)	$(267,200)	$(248,256)	$(386,177)	$22,187,384	$21,285,751

	Year ended December 31, 2000
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues:
Product sales	$1,160,587	$1,771,880	$1,549,048	$1,584,330	$6,065,845
Other	9,529	3,630	4,739	2,010	19,908

Total revenues	1,170,116	1,775,510	1,553,787	1,586,340	6,085,753

Costs and expenses:
Cost of product sales	467,275	725,017	766,772	878,748	2,837,812
Selling, general and administrative	1,068,190	1,227,300	978,500	(211,372)	3,062,618
Research and development	99,375	131,722	162,244	92,282	485,623
Depreciation and amortization	135,831	147,691	106,550	214,067	604,139

Total costs and expenses	1,770,671	2,231,730	2,014,066	973,725	6,990,192

Operating income (loss)	(600,555)	(456,220)	(460,279)	612,615	(904,439)
Other income (loss), net	(21,907)	55,298	(27,270)	(31,057)	(24,936)

Net income (loss)	(622,462)	(400,922)	(487,549)	581,558	(929,375)
Other comprehensive income	—	—	—	—	—

Comprehensive income (loss)	$(622,462)	$(400,922)	$(487,549)	$581,558	$(929,375)

	Year ended December 31, 1999
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues:
Product sales	$1,160,434	$742,556	$537,232	$492,883	$2,933,105
Other	18,995	22,479	12,919	12,541	66,934

Total revenues	1,179,429	765,035	550,151	505,424	3,000,039

Costs and expenses:
Cost of product sales	1,299,434	346,311	267,892	426,674	2,340,311
Selling, general and administrative	3,601,716	1,773,170	1,051,264	583,796	7,009,946
Research and development	103,498	83,845	85,174	142,521	415,038
Depreciation and amortization	165,400	161,063	152,093	146,324	624,880

Total costs and expenses	5,170,048	2,364,389	1,556,423	1,299,315	10,390,175

Operating loss	(3,990,619)	(1,599,354)	(1,006,272)	(793,891)	(7,390,136)
Other income (loss), net	32,498	(32,757)	1,908	(5,807)	(4,158)

Net loss	(3,958,121)	(1,632,111)	(1,004,364)	(799,698)	(7,394,294)
Other comprehensive income	—	—	—	—	—

Comprehensive loss	$(3,958,121)	$(1,632,111)	$(1,004,364)	$(799,698)	$(7,394,294)

	Year ended December 31, 1998
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues:
Product sales	$2,793,008	$3,661,361	$1,935,583	$538,359	$8,928,311
Other	4,417	13,248	16,098	19,136	52,899

Total revenues	2,797,425	3,674,609	1,951,681	557,495	8,981,210

Costs and expenses:
Cost of product sales	1,386,784	1,854,992	1,097,500	844,377	5,183,653
Selling, general and administrative	5,129,810	4,594,869	3,388,990	4,717,388	17,831,057
Research and development	239,481	259,698	220,918	97,254	817,351
Depreciation and amortization	149,423	163,963	169,778	695,859	1,179,023

Total costs and expenses	6,905,498	6,873,522	4,877,186	6,354,878	25,011,084

Operating loss	(4,108,073)	(3,198,913)	(2,925,505)	(5,797,383)	(16,029,874)
Other income (loss), net	(25,211)	83,041	598,781	(134,343)	522,268

Net loss	(4,133,284)	(3,115,872)	(2,326,724)	(5,931,726)	(15,507,606)
Other comprehensive income	—	—	—	—	—

Comprehensive income (loss)	$(4,133,284)	$(3,115,872)	$(2,326,724)	$(5,931,726)	$(15,507,606)

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

Medical Device Alliance Inc. undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-QSB/A.

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

Income Taxes

A provision for state income taxes of $0 and $1,238,650 was recorded for the three and nine months ended September 30, 2002 to reflect the applicable state taxes on the gain on the sale of securities in 2002.

A provision for state income taxes of $96,000 and $404,000 was recorded for the three and nine months ended September 30, 2003, related to penalties and interest on the state tax provision recorded in 2002.

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

Risks and Uncertainties

Certain statements contained in this Form 10-QSB/A, and other written and oral statements made from time to time by us, do not relate strictly to historical facts. These statements are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” and “should,” or similar words or expressions, are intended to identify forward looking statements. This forward looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward looking statements made by, or on behalf of, us. We caution you that such forward-looking statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should specifically consider the various factors that could cause actual events or results to differ materially, including those factors described below. It is not possible to foresee or identify all factors affecting our forward-looking statements and you should not consider any list of such factors to be exhaustive. We are under no duty to update any forward-looking statements.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-QSB/A:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

MEDICAL DEVICE ALLIANCE INC.

April 12, 2004	By:	/s/ Michael A. Baker
Michael A. Baker
Chief Executive Officer

April 12, 2004	By:	/s/ Fernando Sanchez
Fernando Sanchez
Chief Financial Officer